Form 10QSB
period 1995-03-31
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1995-05-15
CIK 823187

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED    MARCH 31, 1995
         ----------------------------------------------------------

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ____________ to ____________


                       Commission file number 000-18448




                   AMERICAN CONSOLIDATED LABORATORIES, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter )


       FLORIDA                                               59-2624130
- - ------------------------------                         -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)


              6416 PARKLAND DRIVE, SARASOTA, FLORIDA       34243
     --------------------------------------------------------------------
              (Address of principal executive offices)    (Zip Code )

                    (813) 753 - 0383
- - --------------------------------------------------------------------------------
              Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)  No( )

The number of shares outstanding of the registrants Common Stock, par value $0.05 per share, at April 30, 1995 was 3,923,048 shares.

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS FOR THE PERIODS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)
                        (Begins on the following page)

                   AMERICAN CONSOLIDATED LABORATORIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                   MARCH 31,
                                                      1995        DECEMBER 31,
                                                  (UNAUDITED)         1994
                                                  -----------     ------------
Current assets:
  Cash and cash equivalents...................... $   138,795     $   320,948
  Accounts receivable, less allowance for
   doubtful accounts of $87,000 ($90,000 at
    1994)........................................   1,154,102       1,073,907
  Inventories, at lower of cost (first in,
   first-out) or market..........................     848,016         803,859
  Other current assets...........................     119,196          92,487
                                                  -----------     -----------
     Total current assets                           2,260,109       2,291,201
                                                  -----------     -----------
Property and equipment at cost:
  Land...........................................      50,000          50,000
  Buildings and improvements.....................     205,000         205,000
  Laboratory equipment...........................   1,077,409         998,911
  Office equipment...............................     324,486         323,360
  Leasehold improvements.........................      60,150          60,150
                                                  -----------     -----------
                                                    1,717,045       1,637,421
  Less accumulated depreciation                     1,102,210       1,065,236
                                                  -----------     -----------
                                                      614,835         572,185
                                                  -----------     -----------
Other assets:
  Cost in excess of fair value of assets
   acquired......................................     813,419         813,419
  Other intangible assets........................     740,000         740,000
  Deferred loan costs............................      63,049          73,781
                                                  -----------     -----------
                                                    1,616,468       1,627,200
   Less accumulated amortization.................     169,432          90,098
                                                  -----------     -----------
                                                    1,447,036       1,537,102

Miscellaneous....................................      55,828          55,828
                                                  -----------     -----------
                                                    1,502,864       1,592,930
                                                  -----------     -----------
                                                  $ 4,377,808     $ 4,456,316
                                                  ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN CONSOLIDATED LABORATORIES, INC.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                 MARCH 31,
                                                   1995        DECEMBER 31,
                                                (UNAUDITED)        1994
                                                ------------   ------------
Current liabilities:
  Accounts payable.............................. $  952,287     $  903,000
  Accrued expenses..............................    205,377        250,930
  Notes payable to stockholders.................    985,000      1,040,000
  Current maturities of long - term debt and
   obligation under capital lease...............    103,299        115,523
                                                 ------------   ------------
   Total current liabilities....................  2,245,963      2,309,453
                                                 ------------
Long - term debt:
  Obligation under capital lease................     32,345         34,565
  Long - term debt other........................    284,550        297,900
                                                 ------------   ------------
    Total long term debt........................    316,895        332,465
                                                 ------------   ------------
Deferred rent...................................     60,511         61,046

Commitments and contingencies


Stockholders'equity:
  Common stock, $.05 par value, 20,000,000
   shares authorized; 3,923,048 shares issued...    196,153        191,153
  Capital in excess of par value................  5,352,708      5,282,708
  Deficit....................................... (3,794,422)    (3,720,509)
                                                 ------------   ------------
    Total stockholders' equity..................  1,754,439      1,753,352
                                                 ------------   ------------

                                                $ 4,377,808    $ 4,456,316
                                                =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN CONSOLIDATED LABORATORIES, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                  (UNAUDITED)

                  THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                              1995             1994
                                        --------------     --------------
Sales.................................  $  2,188,528       $    952,320

Cost of sales.........................     1,442,777            483,954
                                        --------------     --------------
  Gross profit........................       745,751            468,366

Selling expenses......................       185,454            111,306
Marketing expenses....................        13,457             23,207
Research and development..............        15,290             13,867
General and administrative expenses...       585,702            308,616
                                        --------------     --------------
  Total operating expenses............       799,903            456,996
                                        --------------     --------------
   Operating income (loss)............       (54,152)            11,370

Interest expense......................       (35,597)           (21,261)
Other income..........................        15,835             16,273
                                        --------------     --------------

Net income (loss).....................       (73,913)             6,382
                                        --------------     --------------
Deficit at beginning
 of period............................    (3,720,509)        (3,824,747)
                                        --------------     --------------
Deficit at end
 of period............................  $ (3,794,422)      $ (3,818,365)
                                        ==============     ==============
Net income (loss)
 per common share - primary in 1994...  $      (0.02)      $       0.01
                                        ==============     ==============
Net income (loss) per common share
 fully diluted in 1995................  $      (0.02)
                                        ==============
Weighted average shares
 outstanding - primary in 1995........     4,353,464          1,148,686
                                        ==============     ==============
Weighted average shares
outstanding - fully diluted in 1995        4,423,787
                                        ==============

The accompanying notes are an integral part of these consolidated financial statements.

*****
                    AMERICAN CONSOLIDATED LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                              1995                  1994
                                                       -------------          -------------
Net income (loss)..............................        $    (73,913)             $   6,382
Adjustments to reconcile net income (loss) to
  net cash provided by (used in)
  operating activities:
  Depreciation.................................              36,974                 43,988
  Provision for bad debts......................                 -                    5,400
  Amortization.................................              52,760                 13,864
  (Increase) in accounts receivable............             (80,195)               (73,713)
  (Increase) decrease in inventories...........             (44,157)                51,320
  (Increase) decrease in other current assets..             (26,709)                 9,490
  Decrease in other assets.....................              37,306                   --
  Increase (decrease) in accounts payable......              49,287                (11,997)
  Decrease in accrued expenses.................             (45,553)               (36,341)
  (Decrease) increase in deferred rent.........                (535)                   123
                                                       -------------          -------------
Net cash provided by (used in)
  operating activities.........................             (94,735)                 8,516
                                                       -------------          -------------
Cash flows used in investing activities:
   Additions to property and equipment.........             (79,624)
   Issuance of common stock....................              75,000                   --
                                                       -------------          --------------
Net cash used in investing activities..........              (4,624)                   --
                                                       -------------          --------------
Cash flows used in financing activities:
   Principal payments on long term debt........             (68,350)               (58,750)
   Principal payments under capital leases.....             (14,444)               (11,948)
                                                       ------------           --------------
Net cash used in financing activities..........             (82,794)               (70,698)
                                                       ------------           --------------
Net decrease in cash and
  cash equivalents.............................            (182,153)               (62,182)
Cash and cash equivalents
  beginning of period..........................             320,948                200,368
                                                       ------------           ------------
Cash and cash equivalents
  end of period................................        $    138,795              $ 138,186
                                                       ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN CONSOLIDATED LABORATORIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1995

1.  SIGNIFICANT ACCOUNTING POLICIES

    (a)  Basis of presentation and disclosures included

         The consolidated balance sheet as of March 31, 1995, and the related consolidated statements of operations and deficit and cash flows for the three-month periods ended March 31,1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

2.  INVENTORIES

      Inventories consist of the following:

                                                              March 31,
                                                               1995           December 31,
                                                            (Unaudited)           1994
                                                            -------------     ------------
    Raw Materials........................................   $   207,558       $   172,988
    Work in process......................................        35,260            36,165
    Finished goods.......................................       605,198           594,706
                                                            -------------     ------------
                                                            $   848,016       $   803,859
                                                            =============     ============

3.  COMMITMENTS

    On January 18, 1995, the Company signed a Letter of Intent to acquire the business and assets of Philcon Laboratories, Inc., a manufacturer of rigid gas permeable ("RGP") contact lenses and a distributor of major brands of soft contact lenses in the greater Philadelphia area. This acquisition was completed on May 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO
   ---------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,1994
- - --------------------------------

   Net sales for the three months ended March 31, 1995 ("1995") compared to the three months ended March 31, 1994 ("1994") increased 130% to $2,188,528 due entirely to the acquisition of Carolina Contact Lens, Inc. ("CCL") in December, 1994 and inclusion of its results for the full 1995 period.

   The Company incurred a net loss of $(73,913) for the 1995 period compared to a net profit of $6,382 for the 1994 period. Management attributes the loss for the current period to: (i) increased general and administrative expenses related to payroll and travel costs, (ii) new acquisition related amortization expenses, and (iii) lower margins in the newly acquired soft lens distribution business.

   Sales of soft contact lenses and lens care products increased 257% in the 1995 period to $1,485,369, compared to $416,282 for the 1994 period. The increase in sales is due mainly to the acquisition of CCL and its historical sales pattern of 65% distributed soft lenses and 35% manufactured RGP lenses.

   Sales of rigid gas permeable ("RGP") contact lenses increased by 31% in the 1995 period to $703,159, compared to $536,038 for the 1994 period. Although this increase in sales is due mainly to the acquisition of CCL, management believes the RGP category was flat during the first quarter of 1995. In addition, the Company experienced a decline in one segment of its RGP products due to the decline of contract manufacturing orders from a contract manufacturing customer.

   1995 gross profit was $745,751, or 34% of sales, compared to $468,366, or 49% of sales for the 1994 period. While gross profits will continue to increase in absolute terms, the growing impact of distributed soft lenses and their correspondingly lower gross margins may lead to lower gross margin percentages in future periods. The Company's goal is to mange this business efficiently with sophisticated order entry, order fulfillment, and shipping procedures so as to maximize net profits.

   Selling expenses increased 67% in the 1995 period to $185,454 from $111,306 in 1994, as a result of the CCL acquisition. General and administrative expenses increased 90% in 1995 to $585,702 compared to $308,616 in 1994. This increase is attributable to CCL integration related expenses, payroll and travel expenses, and acquisition related amortization expense.

   Interest expense increased to $35,597 in 1995 from $21,261 in 1994 due to additional borrowings related to the CCL acquisition.

   FINANCIAL CONDITION
   -------------------
   CASH USED IN OPERATING ACTIVITIES DURING THE 1995 PERIOD TOTALED $(94,735) compared to cash provided of $8,516 in 1994. For the 1995 period, cash and cash equivalents decreased $182,153 to a period end balance of $138,795.

   Working capital at March 31, 1995 was approximately $14,000 compared to an ($18,000) deficit at December 31, 1994. Tullis-Dickerson Capital Focus, L.P. ("TDCFLP") exercised 100,000 common share warrants at $0.75 per share in March, 1995. In doing so, TDCFLP converted $55,000 of its $510,000 Term Loan, with the remaining $5,000 balance due in August, 1995.

   The Company continues to aggressively negotiate with various lenders to provide financing to pay off maturing obligations, and put in place a credit facility for working capital and future acquisition requirements. The Company presently has a commitment from a regional financing institution and efforts are currently underway to finalize a credit facility.

   On May 1, 1995 the Company completed its previously announced acquisition of the business and assets of Philcon Laboratories, Inc. This acquisition will bring annualized Company sales to over $10 million. The Company anticipates making additional acquisitions of other regional contact lens labs. Consistent with the Company's focus on the manufacturing of RGP lenses and distribution of soft lenses manufactured by others; on January 5, 1995, the Company created a subsidiary, Salvatori Ophthalmics Manufacturing Corporation ("SOMC"), to encompass all of its soft contact lens manufacturing operation in Sarasota, Florida. Management anticipates that it may divest SOMC if it finds an interested buyer.

   Management believes that achievement of new financing and additional acquisitions will result in increased sales and improved liquidity. However, no assurance can be given that the financing will be obtained or that additional acquisitions will be consummated.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        American Consolidated Laboratories, Inc.
                                       -----------------------------------------




Date:      May 15, 1995                 By: /s/ Wayne Upham Smith
      -----------------------               ------------------------------
                                            Wayne Upham Smith
                                            Chairman and Chief Executive
                                            Officer

                               INDEX TO EXHIBITS

                                                               Sequential
Exhibit No.                         Exhibit                    Page No.
- - -----------                         -------                    ----------
   11.1              Computations of Earnings Per Share
                     Three Months Ended March 31, 1995 and 1994      12

 27                  Financial Data Schedule