Form 10QSB
period 1995-06-30
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1995-08-14
CIK 823187

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                  FORM 10-QSB

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended     June 30, 1995
                                       -----------------------

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from              to
                                        -------------   ------------

                        Commission file number 000-18448



                    AMERICAN CONSOLIDATED LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                        59-2624130
-------------------------------                       ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


             6416 PARKLAND DRIVE, SARASOTA, FLORIDA         34243
             -------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

                                 (941) 753 - 0383
               --------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)  No( )

The number of shares outstanding of the registrants Common Stock, par value $0.05 per share, at August 10, 1995 was 4,226,927 shares.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 1995
                                  (UNAUDITED)
                         (Begins on the following page)

                   AMERICAN CONSOLIDATED LABORATORIES, INC.

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                    JUNE 30,
                                                      1995        DECEMBER 31
                                                  (UNAUDITED)         1994
                                                  ------------    ------------
Current assets:
  Cash and cash equivalents...................... $    96,209     $   320,948
  Accounts receivable, less allowance for
   doubtful accounts of $ 82,100 ($105,000 at
    1994)........................................   1,423,733       1,073,907
  Inventories, at lower of cost (first in,
   first-out) or market..........................   1,054,910         803,859
  Other current assets...........................     179,834          92,487
                                                  ------------    ------------
     Total current assets                           2,754,686       2,291,201
                                                  ------------    ------------
Property and equipment at cost:
  Land...........................................      50,000          50,000
  Buildings and improvements.....................     205,000         205,000
  Laboratory equipment...........................   1,109,789         998,911
  Office equipment...............................     353,453         323,360
  Leasehold improvements.........................      60,150          60,150
                                                  ------------    ------------
                                                    1,778,392       1,637,421
  Less accumulated depreciation..................   1,139,221       1,065,236
                                                  ------------    ------------
     Total property and equipment                     639,171         572,185
                                                  ------------    ------------
Other assets:
  Cost in excess of fair value of assets
   acquired......................................     828,419         813,419
  Other intangible assets........................     865,000         740,000
  Deferred loan costs............................      52,318          73,781
                                                  ------------    ------------
                                                    1,745,737       1,627,200
  Less accumulated amortization..................     211,664          90,098
                                                  ------------    ------------
                                                    1,534,073       1,537,102
Miscellaneous....................................      55,828          55,828
                                                  ------------    ------------
     Total other assets                             1,589,901       1,592,930
                                                  ------------    ------------
Total assets                                      $ 4,983,758     $ 4,456,316
                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN CONSOLIDATED LABORATORIES, INC.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  JUNE 30,
                                                    1995        DECEMBER 31
                                                (UNAUDITED)        1994
                                                ------------    ------------
Current liabilities:
  Accounts payable............................. $ 1,585,681     $   903,000
  Accrued expenses.............................     152,063         250,930
  Notes payable to stockholders................     305,000       1,040,000
  Current maturities of long-term debt and
   obligation under capital lease..............     120,499         115,523
                                                ------------    ------------
      Total current liabilities                   2,163,243       2,309,453
                                                ------------    ------------
Long term debt:
  Notes payable to stockholders................     805,000           -0-
  Obligation under capital lease...............       -0-            34,565
  Long-term debt other.........................      21,200         297,900
                                                ------------    ------------
      Total long term debt                          826,200         332,465
                                                ------------    ------------
Deferred rent                                        59,754          61,046
                                                ------------    ------------

Stockholders'equity:
  Common stock, $.05 par value, 20,000,000
   shares authorized: shares issued and
    outstanding 4,168,175......................     208,409         191,153
  Capital in excess of par value...............   5,650,022       5,282,708
  Deficit......................................  (3,923,870)     (3,720,509)
                                                ------------    ------------
      Total stockholders' equity                  1,934,561       1,753,352
                                                ------------    ------------

Total liabilities and equity                    $ 4,983,758     $ 4,456,316
                                                ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN CONSOLIDATED LABORATORIES, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                  (UNAUDITED)

                        THREE MONTHS ENDED              SIX MONTHS ENDED
                       ---------------------           ---------------------
                              JUNE 30,                        JUNE 30,
                        1995            1994            1995            1994
Sales............... $ 2,641,113   $ 1,060,357        $ 4,829,641   $ 2,012,677
Cost of Sales.......   1,748,661       488,713          3,191,438       972,667
                     ------------  ------------       ------------  ------------
  Gross Profit......     892,452       571,644          1,638,203     1,040,010
                     ------------  ------------       ------------  ------------
Selling expenses....     229,969       111,008            415,423       222,314
Marketing expenses..      40,052        21,301             53,509        44,508
Research and
  development.......      14,413        17,968             29,703        31,835
General and
  administrative....     717,926       335,386          1,303,628       644,002
                     ------------  ------------       ------------  ------------
  Total Operating
   Expenses.........   1,002,360       485,663          1,802,263       942,659
                     ------------  ------------       ------------  ------------
  Operating
   income(loss).....    (109,908)       85,981           (164,060)       97,351

Interest Expense....     (37,358)      (21,974)           (72,955)      (43,235)
Other Income........      17,818         4,250             33,654        20,523
                     ------------  ------------       ------------  ------------

  Net income (loss).    (129,448)       68,257           (203,361)       74,639



Deficit
 at beginning of
 period.............  (3,794,422)   (3,818,365)        (3,720,509)   (3,824,747)
                     ------------  ------------       ------------  ------------
Deficit
 at end of period... $(3,923,870)  $(3,750,108)       $(3,923,870)  $(3,750,108)
                     ============  ============       ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN CONSOLIDATED LABORATORIES, INC.

                                  (UNAUDITED)

                           THREE MONTHS ENDED               SIX MONTHS ENDED
                         ------------------------        ------------------------
                                 JUNE 30                          JUNE 30
                           1995            1994            1995            1994
                       ------------    ------------    ------------    ------------
Net income (loss)
per share - primary    $  (0.03)       $   0.06        $  (0.05)       $   0.07
                       ============    ============    ============    ============





The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN CONSOLIDATED LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                  1995               1994
                                               ----------         ----------
Net income (loss)............................  $(203,361)         $  74,639
Adjustments to reconcile net income (loss) to
  net cash provided by (used in)
  operating activities:
  Depreciation...............................     73,985             78,317
  Provision for bad debts....................    (12,396)            19,557
  Amortization...............................    143,029             27,688
  (Increase) in accounts receivable..........   (173,311)           (88,894)
  (Increase) decrease in inventories.........    (52,619)            79,463
  (Increase) decrease in other current assets    (82,758)            13,822
  (Increase) in other assets.................       -0-              (3,150)
  Increase (decrease) in accounts payable....    411,026            (51,452)
  (Decrease) in accrued expenses.............   (102,017)            (1,107)
  Increase (decrease) in deferred rent.......     (1,292)                31
                                               ----------         ----------
Net cash provided by
  operating activities........................       286            148,914
                                               ----------         ----------
Cash flows used in investing activities:
  Purchase of Philcon Laboratories, Inc.......  (246,972)             -0-
  Additions to property and equipment.........  (126,334)             -0-
  Issuance of common stock....................   384,570              -0-
                                               ----------         ----------
Net cash provided by investing activities.....    11,264              -0-
                                               ----------         ----------

Cash flows used in financing activities:
  Borrowings from short-term debt.............   125,000              -0-
  Principal payments on long-term debt........  (331,700)          (132,500)
  Principal payments under capital leases.....   (29,589)           (24,476)
                                               ----------         ----------
Net cash used in
  financing activities........................  (236,289)          (156,976)
                                               ----------         ----------
Net (decrease) in cash and
  cash equivalents............................  (224,739)            (8,062)

Cash and cash equivalents
  beginning of period.........................   320,948            200,368
                                               ----------         ----------
Cash and cash equivalents
  end of period............................... $  96,209          $ 192,306
                                               ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

I.  SIGNIFICANT ACCOUNTING POLICIES

    (a)  Basis of presentation and disclosures included

         The consolidated balance sheet as of June 30, 1995 and the related consolidated statements of operations and deficit for the three and six-month periods ended June 30, 1995 and 1994 and the consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual consolidated financial statements and notes.


2.  INVENTORIES

                                                     June 30,
                                                       1995       December 31,
         Inventories consist of the following:     (Unaudited)       1994
                                                  -------------   ------------
    Raw materials................................ $     67,170    $   172,988
    Work in process..............................       35,260         36,165
    Finished goods...............................      952,480        594,706
                                                  -------------   ------------
                                                  $  1,054,910    $   803,859
                                                  =============   ============

3.  COMMITMENTS

    On June 8, 1995, the company signed a Letter of Intent to purchase Memphis-based Mid-South Contact Lens, Inc. Mid- South is a leading manufacturer of rigid gas permeable (RGP) contact lenses and distributor of soft contact lenses, with operations in Memphis and Nashville, Tennessee, Little Rock, Arkansas, and New Orleans, Louisiana. On July 3, 1995, a $175,000 mortgage loan was received from Cornhusker Bank on Lincoln, Nebraska property.


4.  PHILCON ACQUISITION

    Effective May 1, 1995, the Company acquired certain assets of Philcon Laboratories, Inc. ("Philcon"). The purchase price was approximately $247,000 plus assumed liabilities. The transaction was accounted for under the purchase accounting method with the purchase price allocated to the assets acquired based on fair market values at the date of acquisition. The excess of the purchase price over the value of the assets has been allocated to certain intangible assets. The accompanying consolidated financial statements include the results of operations for Philcon since the acquistion date.

5.  EARNINGS PER SHARE

    The Company calculates primary earnings per share including the dilutive effect of stock options and warrants. Fully diluted earnings per share is not presented as it is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

   Net sales for the three months ended June 30, 1995 ("1995") compared to the three months ended June 30, 1994 ("1994") increased 149% to $2,641,113 due entirely to the acquisitions of Carolina Contact Lens, Inc. ("CCL") in December, 1994 and inclusion of its results for the full 1995 period, and Philcon in May and inclusion of its results for May and June, 1995.

   The Company incurred a net loss of $(129,448) for the 1995 period, compared to a net profit of $68,257 for the 1994 period. Management attributes the loss for the current period to: (i) increased general and administrative expenses related to payroll and travel costs, (ii) new acquisitions related amortization expenses, (iii) lower margins in the newly acquired soft lens distribution business, and (iv) expansion of sales force.

   Sales of soft contact lenses and lens care products increased 279% in the 1995 period to $1,835,706, compared to $484,681 for the 1994 period. The increase in sales is due mainly to the acquisitions of CCL and Philcon.

   Sales of rigid gas permeable ("RGP") contact lenses increased by 40% in the 1995 period to $805,407, compared to $575,676 for the 1994 period. This increase in sales is due mainly to the acquisitions of CCL and Philcon.
In addition, the Company continues to experience a decline in one segment of its RGP products due to the decline of contract manufacturing orders from a contract manufacturing customer.

   1995 gross profit was $892,452, or 34% of sales, compared to $571,644, or 54% of sales for the 1994 period. While gross profits will continue to increase in absolute terms, the growing impact of distributed soft lenses and their correspondingly lower gross margins may lead to lower gross margin percentages in future periods. The Company's goal is to manage this business efficiently with sophisticated order entry, order fulfillment, and shipping procedures so as to maximize net profits.

   Selling expenses increased 107% in the 1995 period to $229,969 from $111,008 in 1994, as a result of the CCL and Philcon acquisitions. General and administrative expenses increased 114% in 1995 to $717,926 compared to $335,386 in 1994. This increase is attributable to CCL and Philcon integration related expenses, payroll and travel expenses, and acquisitions related amortization expense.

   Interest expense increased to $37,358 in 1995 from $21,974 in 1994 due to additional borrowings related to the CCL acquisition.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30,1994

   Net sales for the six months ended June 30, 1995 ("1995") compared to the six months ended June 30, 1994 ("1994") increased 140% to $4,829,641 due entirely to the acquisitions of Carolina Contact Lens, Inc. ("CCL") in December, 1994 and inclusion of its results for the full 1995 period, and Philcon in May and inclusion of its results for May and June, 1995.

   The company incurred a net loss of $(203,361) for the 1995 period, compared to a net profit of $74,639 for the 1994 period. Management attributes the loss for the current period to: (i) increased general administrative expenses related to payroll and travel costs, (ii) new acquisitions related amortization expenses, and (iii) lower margins in the newly acquired soft lens distribution business, and (iv) expansion of sales force.

   Sales of soft contact lenses and lens care products increased 269% in the 1995 period to $3,321,075, compared to $900,963 for the 1994 period. The increase in sales is due mainly to the acquisitions of CCL and Philcon.

   Sales of rigid gas permeable ("RGP") contact lenses increased by 36% in the 1995 period to $1,508,566, compared to $1,111,714 for the 1994 period. This increase in sales in due mainly to the acquisitions of CCL and Philcon. In addition, the Company experienced a decline in one segment of its RGP products due to the decline of contract manufacturing orders from a contract manufacturing customer.

   1995 gross profit was $1,638,203, or 34% of sales, compared to $1,040,010, or 52% of sales for the 1994 period. While gross profits will continue to increase in absolute terms, the growing impact of distributed soft lenses and their correspondingly lower gross margins may lead to lower gross margin percentages in future periods. The Company's goal is to manage this business efficiently with sophisticated order entry, order fulfillment, and shipping procedures so as to maximize net profits.

   Selling expenses increased 87% in the 1995 period to $415,423 from $222,314 in 1994, as a result of the CCL and Philcon acquisitions. General and administrative expenses increased 102% in 1995 to $1,303,628, compared to $644,002 in 1994. This increase is attributable to CCL and Philcon integration related expenses, payroll and travel expenses, and acquisitions related amortization expense.

   Interest expense increased to $72,955 in 1995 from $43,235 in 1994 due to the additional borrowings related to the CCL acquisition.

FINANCIAL CONDITION

   Cash provided by operating activities during the 1995 period totaled $286 compared to cash provided of $148,914 in 1994. For the 1995 period, cash and cash equivalents decreased $224,739 to a period end balance of $96,209.

   Working capital at March 31, 1995 was approximately $591,000, compared to an $(18,000) deficit at December 31, 1994. Tullis-Dickerson Capital Focus, L.P. ("TDCFLP") extended their $800,000 secured convertible term promissory note to long-term. This was partially offset by a $125,000 note payable to Joseph Kelly for the Philcon acquisition.

   The $250,000 of long-term convertible subordinated promissory notes payable to CCL sellers were converted to common stock in June, 1995. In addition, approximately $60,000 in common stock was issued and sold during the second quarter, 1995.

   The Company continues to aggressively negotiate with various lenders to provide financing to pay off maturing obligations, and put in place a credit facility for working capital and future acquisition requirements.

   On May 1, 1995, the Company completed its previously announced acquisition of the business and assets of Philcon Laboratories, Inc. This acquisition will bring annualized Company sales to over $10 million. The Company anticipates making additional acquisitions of other regional contact lens labs. Consistent with the Company's focus on the manufacturing of RGP lenses and distribution of soft lenses manufactured by others; on January 5, 1995, the Company created a subsidiary, Salvatori Ophthalmics Manufacturing Corporation ("SOMC"), to encompass all of its soft contact lens manufacturing operation in Sarasota, Florida. Management anticipates that it may divest SOMC if it finds an interested buyer.

   Management believes that achievement of new financing and additional acquisitions will result in increased sales and improved liquidity. However, no assurance can be given that the financing will be obtained or that additional acquisitions will be consummated.

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   On June 8, 1995, the Company held its Annual Meeting of Shareholders. At that meeting, the shareholders voted to approve the following items:

       1. The election of five directors to hold office until the 1996 annual meeting.

       2. The adoption by the company of the 1994 Incentive and Non-statutory Stock Option Plan.

       3. The ratification of the appointment of Deloitte & Touche LLP to serve as the Company's independent auditors for the year ending December 31, 1995.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       A.  Exhibits

           27 - Financial Data Schedule (for SEC use only)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      American Consolidated Laboratories, Inc.
                                      -----------------------------------------




Date:      August 10, 1995            By: /s/Wayne Upham Smith
      -------------------------          --------------------------
                                         Wayne Upham Smith
                                         Chairman & Chief Executive
                                         Officer