Form 10QSB
period 1995-09-30
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1995-11-20
CIK 823187

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                  FORM 10-QSB

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended    September 30, 1995

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from              to
                                         ------------    ------------

                        Commission file number 000-18448



                    AMERICAN CONSOLIDATED LABORATORIES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          FLORIDA                                         59-2624130
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


             6416 PARKLAND DRIVE, SARASOTA, FLORIDA         34243
--------------------------------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

                                 (941) 753 - 0383
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)  No( )

The number of shares outstanding of the registrants Common Stock, par value $0.05 per share, at November 10, 1995 was 4,281,927 shares.

                                     PART I

     ITEM 1.  FINANCIAL STATEMENTS FOR THE PERIOD ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)
                         (Begins on the following page)

                    AMERICAN CONSOLIDATED LABORATORIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  SEPTEMBER 30,
                                                      1995        DECEMBER 31,
                                                  (UNAUDITED)         1994
                                                  ------------    ------------
Current assets:
  Cash and cash equivalents...................... $    98,026     $   320,948
  Accounts receivable, less allowance for
   doubtful accounts of $78,100 ($90,000 at
    1994)........................................   1,416,956       1,073,907
  Inventories, at lower of cost (first in,
   first-out) or market..........................     858,769         803,859
  Other current assets...........................      69,112          92,487
                                                  ------------    ------------
     Total current assets                           2,442,863       2,291,201
                                                  ------------    ------------
Property and equipment at cost:
  Land...........................................      50,000          50,000
  Buildings and improvements.....................     205,000         205,000
  Laboratory equipment...........................   1,110,422         998,911
  Office equipment...............................     469,720         323,360
  Leasehold improvements.........................      60,150          60,150
                                                  ------------    ------------
                                                    1,895,292       1,637,421
  Less accumulated depreciation..................   1,175,522       1,065,236
                                                  ------------    ------------
     Total property and equipment                     719,770         572,185
                                                  ------------    ------------
Other assets:
  Cost in excess of fair value of assets
   acquired......................................     828,419         813,419
  Other intangible assets........................     865,000         740,000
  Deferred loan costs............................      55,336          73,781
                                                  ------------    ------------
                                                    1,748,755       1,627,200
  Less accumulated amortization..................     288,890          90,098
                                                  ------------    ------------
                                                    1,459,865       1,537,102
Miscellaneous....................................      41,869          55,828
                                                  ------------    ------------
     Total other assets                             1,501,734       1,592,930
                                                  ------------    ------------
Total assets                                      $ 4,664,367     $ 4,456,316
                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN CONSOLIDATED LABORATORIES, INC.

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                SEPTEMBER 30,
                                                    1995        DECEMBER 31,
                                                (UNAUDITED)        1994
                                                ------------    ------------
Current liabilities:
  Accounts payable............................. $ 1,370,139     $   903,000
  Accrued expenses.............................     243,522         250,930
  Notes payable to stockholders................     230,000       1,040,000
  Current maturities of long-term debt and
   obligation under capital lease..............     101,217         115,523
                                                ------------    ------------
      Total current liabilities                   1,944,878       2,309,453
                                                ------------    ------------
Long term debt:
  Notes payable to stockholders................     805,000           -0-
  Obligation under capital lease...............       -0-            34,565
  Long-term debt other.........................     185,065         297,900
                                                ------------    ------------
      Total long term debt                          990,065         332,465
                                                ------------    ------------
Deferred rent                                        58,998          61,046
                                                ------------    ------------

Stockholders'equity:
  Common stock, $.05 par value, 20,000,000
   shares authorized: shares issued and
    outstanding 4,281,927 and 3,823,048........     214,097         191,153
  Capital in excess of par value...............   5,662,459       5,282,708
  Deficit......................................  (4,206,130)     (3,720,509)
                                                ------------    ------------
      Total stockholders' equity                  1,670,426       1,753,352
                                                ------------    ------------

Total liabilities and equity                    $ 4,664,367     $ 4,456,316
                                                ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN CONSOLIDATED LABORATORIES, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                  (UNAUDITED)

                         THREE MONTHS ENDED               NINE MONTHS ENDED
                       ----------------------          ----------------------
                            SEPTEMBER 30,                   SEPTEMBER 30,
                         1995           1994             1995           1994
Sales............... $ 2,523,295   $   992,080        $ 7,352,936   $ 3,004,758
Cost of Sales.......   1,545,335       459,775          4,736,773     1,432,442
                     ------------  ------------       ------------  ------------
  Gross Profit......     977,960       532,305          2,616,163     1,572,316
                     ------------  ------------       ------------  ------------
Selling expenses....     333,396        99,752            748,819       322,067
Marketing expenses..      45,494         9,363             99,003        53,871
Research and
  development.......      13,720        15,383             43,423        47,218
General and
  administrative....     831,683       362,908          2,135,311     1,006,910
                     ------------  ------------       ------------  ------------
  Total Operating
   Expenses.........   1,224,293       487,406          3,026,556     1,430,066
                     ------------  ------------       ------------  ------------
  Operating
   income(loss).....    (246,333)       44,899           (410,393)      142,250

Interest Expense....     (36,876)      (19,342)          (109,831)      (62,577)
Other Income........         949         3,722             34,603        24,245
                     ------------  ------------       ------------  ------------

  Net income (loss).    (282,260)       29,279           (485,621)      103,918



Deficit
 at beginning of
 period.............  (3,923,870)   (3,750,108)        (3,720,509)   (3,824,747)
                     ------------  ------------       ------------  ------------
Deficit
 at end of period... $(4,206,130)  $(3,720,829)       $(4,206,130)  $(3,720,829)
                     ============  ============       ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN CONSOLIDATED LABORATORIES, INC.

                                  (UNAUDITED)

                            THREE MONTHS ENDED              NINE MONTHS ENDED
                          ----------------------         -----------------------
                               SEPTEMBER 30,                   SEPTEMBER 30,
                           1995            1994            1995            1994
                       ------------    ------------    ------------    ------------
Net income (loss)
per share - primary    $   (.07)       $   0.03        $   (.11)       $   0.09
                       ------------    ------------    ------------    ------------





The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN CONSOLIDATED LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                  1995               1994
                                               ----------         ----------
Net income (loss)............................  $(485,621)         $ 103,918
Adjustments to reconcile net income (loss) to
  net cash provided by (used in)
  operating activities:
  Depreciation...............................    110,286            112,646
  Provision for bad debts....................    (16,397)            16,200
  Amortization...............................    231,196             29,625
  (Increase) in accounts receivable..........   (162,533)           (99,521)
  (Increase) decrease in inventories.........    143,522             22,253
  (Increase) decrease in other current assets     27,964             20,332
  (Increase) in other assets.................      -0-               (1,138)
  Increase (decrease) in accounts payable....    195,484            (27,576)
  (Decrease) increase in accrued expenses....    (10,558)            28,842
  Increase (decrease) in deferred rent.......     (2,048)               (60)
                                               ----------         ----------
Net cash provided by
  operating activities........................    31,295            205,521
                                               ----------         ----------
Cash flows used in investing activities:
  Purchase of treasury stock..................     -0-              (43,617)
  Purchase of Philcon Laboratories, Inc.......  (246,972)             -0-
  Additions to property and equipment.........  (243,234)             -0-
  Issuance of common stock....................   402,695              5,468
                                               ----------         ----------
Net cash used in investing activities.........   (87,511)           (38,149)
                                               ----------         ----------

Cash flows used in financing activities:
  Mortgage on Lincoln property................   175,000              -0-
  Borrowings from short-term debt.............   125,000              -0-
  Principal payments on long and short-term
    debts.....................................  (466,706)          (238,862)
                                               ----------         ----------
Net cash used in
  financing activities........................  (166,706)          (238,862)
                                               ----------         ----------
Net (decrease) in cash and
  cash equivalents............................  (222,922)           (71,490)

Cash and cash equivalents
  beginning of period.........................   320,948            200,368
                                               ----------         ----------
Cash and cash equivalents
  end of period............................... $  98,026          $ 128,878
                                               ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

I.    SIGNIFICANT ACCOUNTING POLICIES

      (a)        Basis of presentation and disclosures included

                 The consolidated balance sheet as of September 30, 1995 and the related consolidated statements of operations and deficit for the three and nine-month periods ended September 30, 1995 and 1994 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

                 The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual consolidated financial statements and notes.


2.    INVENTORIES

                                                  September 30
                                                      1995        December 31,
         Inventories consist of the following:     (Unaudited)        1994
                                                  -------------   ------------
    Raw materials................................ $    156,309    $   172,988
    Work in process..............................       21,428         36,165
    Finished goods...............................      681,032        594,706
                                                  -------------   ------------
                                                  $    858,769    $   803,859
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

4.  EARNINGS PER SHARE

    The Company calculates primary earnings per share including the dilutive effect of stock options and warrants. Fully diluted earnings per share is not presented as it is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

   Net sales for the three months ended September 30, 1995 ("1995") compared to the three months ended September 30, 1994 ("1994") increased 154% to $2,523,295 due entirely to the acquisitions of Carolina Contact Lens, Inc. ("CCL") in December, 1994 and Philcon in May, 1995 and inclusion of its results for three months ended September, 1995.

   The Company incurred a net loss of $282,260 for the 1995 period, compared to a net profit of $29,279 for the 1994 period. Management attributes the loss for the current period to: (i) increased general and administrative expenses related to payroll and travel costs, (ii) new acquisitions related amortization expenses, (iii) lower margins in the newly acquired soft lens distribution business, and (iv) expansion of sales force.

   Sales of soft contact lenses and lens care products increased 250% in the 1995 period to $1,585,992, compared to $453,000 for the 1994 period. The increase in sales is due mainly to the acquisitions of CCL and Philcon.

   Sales of rigid gas permeable ("RGP") contact lenses increased by 74% in the 1995 period to $937,303, compared to $539,000 for the 1994 period. This increase in sales is due mainly to the acquisitions of CCL and Philcon. In addition, the Company continues to experience a decline in one segment of its RGP products due to the decline of contract manufacturing orders from a contract manufacturing customer.

   1995 gross profit was $977,960, or 39% of sales, compared to $532,305, or 54% of sales for the 1994 period. While gross profits will continue to increase in absolute terms, the growing impact of distributed soft lenses and their correspondingly lower gross margins may lead to lower gross margin percentages in future periods. The Company's goal is to manage this business efficiently with sophisticated order entry, order fulfillment, and shipping procedures so as to maximize net profits.

   Selling expenses increased 234% in the 1995 period to $333,396 from $99,752 in 1994, as a result of the CCL and Philcon acquisitions. General and administrative expenses increased 129% in 1995 to $831,683 compared to $362,908 in 1994. This increase is attributable to CCL and Philcon integration related expenses, payroll and travel expenses, and acquisitions related amortization expense.

   Interest expense increased to $36,876 in 1995 from $19,342 in 1994 due to additional borrowings related to the CCL and Philcon acquisitions.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,1994

   Net sales for the nine months ended September 30, 1995 ("1995") compared to the nine months ended September 30, 1994 ("1994") increased 144% to $7,352,936 due entirely to the acquisitions of Carolina Contact Lens, Inc. ("CCL") in December, 1994 and inclusion of its results for the full 1995 period, and Philcon in May and inclusion of its results for May thru September, 1995.

   The Company incurred a net loss of $485,621 for the 1995 period, compared to a net profit of $103,918 for the 1994 period. Management attributes the loss for the current period to: (i) increased general administrative expenses related to payroll and travel costs, (ii) new acquisitions related amortization expenses, (iii) lower margins in the newly acquired soft lens distribution business, and (iv) expansion of sales force.

   Sales of soft contact lenses and lens care products increased 262% in the 1995 period to $4,907,067, compared to $1,354,000 for the 1994 period. The increase in sales is due mainly to the acquisitions of CCL and Philcon.

   Sales of rigid gas permeable ("RGP") contact lenses increased by 48% in the 1995 period to $2,445,869, compared to $1,651,000 for the 1994 period. This increase in sales in due mainly to the acquisitions of CCL and Philcon. In addition, the Company experienced a decline in one segment of its RGP products due to the decline of contract manufacturing orders from a contract manufacturing customer.

   1995 gross profit was $2,616,163, or 36% of sales, compared to $1,572,316, or 52% of sales for the 1994 period. While gross profits will continue to increase in absolute terms, the growing impact of distributed soft lenses and their correspondingly lower gross margins may lead to lower gross margin percentages in future periods. The Company's goal is to manage this business efficiently with sophisticated order entry, order fulfillment, and shipping procedures so as to maximize net profits.

   Selling expenses increased 133% in the 1995 period to $748,819 from $322,067 in 1994, as a result of the CCL and Philcon acquisitions. General and administrative expenses increased 112% in 1995 to $2,135,311, compared to $1,006,910 in 1994. This increase is attributable to CCL and Philcon integration related expenses, payroll and travel expenses, and acquisitions related amortization expense.

   Interest expense increased to $109,831 in 1995 from $62,577 in 1994 due to the additional borrowings related to the CCL and Philcon acquisitions.

FINANCIAL CONDITION

   Cash provided by operating activities during the 1995 period totaled $31,295, compared to cash provided of $205,521 in 1994. For the 1995 period, cash and cash equivalents decreased $222,922 to a period end balance of $98,026.

   Working capital at September 30, 1995 was approximately $497,985, compared to an $18,000 deficit at December 31, 1994. Tullis-Dickerson Capital Focus, L.P. ("TDCFLP") extended their $800,000 secured convertible term promissory note to long-term. This was partially offset by a $125,000 note payable to Joseph Kelly for the Philcon acquisition. A mortgage on the Lincoln property was completed for $175,000.

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



                                        American Consolidated Laboratories, Inc.




Date:      November 16, 1995            By: /s/Wayne Upham Smith
     -----------------------                --------------------------
                                            Wayne Upham Smith
                                            Chairman & Chief Executive
                                            Officer

                                 EXHIBIT INDEX


27 - Financial Data Schedule (for SEC use only)