Form 10KSB
period 1995-12-31
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1996-04-16
CIK 823187

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

 Commission File No.   000-18448   For the fiscal year ended  December 31, 1995
                       ---------                              -----------------

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Florida                              59-2624130
       -------------------------------      ------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       Incorporation or organization)

1640 N. Market Drive, Raleigh, North Carolina                            27609
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (919) 872-0744
                                 --------------
              (Registrant's telephone number, including area code)

                       SECURITIES REGISTERED PURSUANT TO
                           SECTION 12(b) OF THE ACT:


                                            Name of Each Exchange
       Title of Each Class                  on Which Registered
       -------------------                  ---------------------
               None                                 None


                       SECURITIES REGISTERED PURSUANT TO
                           SECTION 12(g) OF THE ACT:

                        Common Stock, $0.05 Par Value
- ------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                ---    ---

Registrant's revenues for year ended December 31, 1995 were $9,003,229. The aggregate market value of the Common Stock of the registrant held by non-affiliates as of February 28, 1996 was $374,222. The number of shares outstanding of Common Stock of the registrant as of February 28, 1996 was 4,436,927.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Proxy Statement for Annual Meeting of Shareholders. (The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A prior to April 30, 1996.)

                                1995 Form 10-KSB

                               TABLE OF CONTENTS



                                   PART I                            PAGE NO.
    Item 1.  Business                                                     3

    Item 2.  Properties                                                   7

    Item 3.  Legal Proceedings                                            7

    Item 4.  Submission of Matters to a Vote of Security Holders          7


                                  PART II

    Item 5.  Market for Common Equity and Related
             Stockholder Matters                                          8

    Item 6.  Management's Discussion and Analysis                         8

    Item 7.  Financial Statements                                        11

    Item 8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         11



                                    PART III

    Item 9.   Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act  12

    Item 10.  Executive Compensation                                      12

    Item 11.  Security Ownership of Certain Beneficial Owners and
              Management                                                  12

    Item 12.  Certain Relationships and Related Transactions              12

    Item 13.  Exhibits and Reports on Form 8-K                            12

                                     PART I

ITEM 1.  BUSINESS

GENERAL BACKGROUND American Consolidated Laboratories, Inc. ("the Company" or "AC Labs") was formed in 1985 as a manufacturer of contact lenses. The name was changed in September, 1994, following the installation of new management, to better reflect the Company's aggressive acquisition strategy within the regional contact lens lab and distributor industry. The Company has also changed its overall focus from that of a full-line contact lens manufacturer of soft and hard lenses to a manufacturer of rigid gas permeable lenses (RGPs) and speciality soft lenses only, emphasizing multifocal lenses for the growing presbyopic population, and to a distributor of soft lenses produced by all major manufacturers.

On December 15, 1994, the Company acquired Carolina Contact Lens, Inc. ("CCL"). CCL is a leading East Coast manufacturer of RGP contact lenses, and distributor of soft contact lenses produced by major national and international manufacturers.

On May 1, 1995, the Company acquired certain assets of Philcon Laboratories, Inc. ("Philcon"). Philcon is a leading distributor of RGP contact lenses and of major brands of soft contact lenses in the greater Philadelphia area.

On January 5, 1995, the Company created a subsidiary, Salvatori Ophthalmic Manufacturing Corporation ("SOMC"), which encompasses all of its speciality soft contact lens manufacturing operations in Sarasota, Florida.

AC Labs produces simple to complex lens designs in RGP material, which can provide crisp vision and long life, and in soft lens material which provides good initial comfort. It also distributes a full line of traditional and disposable soft contact lenses made by all of the major manufacturers. Additionally, AC Labs produces and markets specialty lenses indicated for keratoconus, post-keratoplasty, radial keratotomy, pediatric aphakia, and very high degrees of myopia, hyperopia, and astigmatism.

The Company's corporate headquarters are in Raleigh, North Carolina, with contact lens labs and distribution facilities in Lincoln, Nebraska, Sarasota, Florida and Raleigh, North Carolina; and a sales and distribution facility in Philadelphia, PA.

AC Labs is traded over-the-counter, and its symbol is EYES.

RGP and PMMA Lenses
The Company manufactures a full line of daily and extended wear contact lenses from modern RGP polymers as well as replacement lenses made from older, hard PMMA material. Lens designs range from simple spheres to complex toric, bi-toric, bifocal, and multifocal models. Unfinished or semi-finished "buttons" of approximately 25 different polymers are purchased from suppliers, and then lathe-cut into prescription lenses when ordered by dispensing ophthalmologists, optometrists, and opticians. These polymers are supplied to the Company by a number of manufacturers, although primarily by Polymer Technology Corp., a subsidiary of Bausch & Lomb, and Paragon Vision Sciences, a subsidiary of Pilkington Barnes Hind, and are generally protected by patents. The Company has no difficulty in obtaining an adequate supply of these polymers.

Soft Lenses
Through its SOMC subsidiary, the Company also manufactures a complete line of extended wear spherical and daily wear toric lenses from 55% water methafilcon A, and daily wear spheres from 38% water polymacon. The Company produces methafilcon A under license from Kontour Kontact Lens Co., Inc. from generally available chemicals, and purchases polymacon from a supplier in Sarasota, although an alternative supplier is available if needed.

MANUFACTURED PRODUCT - ALL MANUFACTURED LENSES ARE WARRANTED TO BE FREE OF DEFECTS.

Soft Lenses
The Company distributes virtually every brand of daily wear, extended wear, disposable, and specialty soft contact lens of consequence available in the United States. Principal vendors include Johnson & Johnson's Vistakon subsidiary, Bausch & Lomb, CibaVision, Schering Plough's Wesley-Jessen subsidiary, and Pilkington Barnes Hind.

Lens Care Products
The Company also distributes the Boston(R) line of RGP care products from Polymer Technology Corp., along with certain other brands.

DISTRIBUTED PRODUCTS - Distributed products are covered by warranties from each manufacturer.

MARKETING
The Company's products are sold directly to ophthalmic professionals (ophthalmologists, optometrists, and opticians). These ophthalmic professionals are in individual and group practices, members of health care maintenance organizations, employees of chain operations, and members of buying groups. One chain customer of SOMC accounted for approximately $761,000, or 8.5% and $950,000, or 23%, of 1995 and 1994 sales, respectively. Ophthalmic professionals, in turn, provide corrective eyewear to approximately 60% of the U.S. population, or about 155 million people, who require some form of vision correction.1 This translates to a $12.9 billion total retail eyewear market.2 Within this total market, there are an estimated 28 million contact lens wearers, of which over 85% are soft lens wearers. A sub-market of keen interest to the Company is the approximately 75 million presbyopes, expected to swell to 100 million by the turn of the century, who will require bifocal or multifocal correction in order to see clearly at near point.

Company sales are generated by direct sales calls, telephone marketing, journal advertising, trade show participation, and professional seminars. Sales support is provided by contact lens design and fitting consultants and customer service personnel. Generous exchange programs at low cost are also offered as an aid to the fitter and as an inducement to purchase.

The Company markets its products in virtually every state, although sales are concentrated to an extent in the Mid-atlantic states, the Mid-west, and the North-east.

COMPETITION
The contact lens business is highly competitive. In the Company's core business of manufacturing RGP lenses and distributing soft lenses, the Company primarily competes with other local and regional labs, a few of which operate nationally. There are an estimated 300 such labs manufacturing RGP lenses, with average annual sales estimated in the $500,000 to $5,000,000 range. The Company also competes for soft

- -------------------------------
1  "Focus On Contact Lenses 1994", 20/20 Magazine, January 1995, p. 54.

2 "State of the Market 1994 Report", 20/20 Magazine, January 1995, p. 32 lens orders with a few exclusive distributors which usually carry a broader line of ophthalmic and office products.

In the manufactured soft lens business conducted by SOMC, the Company competes with six major multinational firms which produce and sell over 90% of all soft lenses consumed in the U.S. These firms are substantially larger and have greater resources than the Company. This market is moving rapidly to disposable and frequent replacement lenses, the production of which requires sophisticated technology and dramatic capital investment. Thus, the manufactured soft lens market is increasingly a difficult one for a niche participant like SOMC, particularly with a limited research and development budget.

TRADEMARKS, PATENTS, AND LICENSES
The Company owns seven U.S. trademarks, one of which is also registered in Canada. The registered marks "Allvue," "BiVue," "Consta-Vu," "Sof-form," and "Accuform" currently are in use. The Company occasionally uses the marks "Comfort Control" and "The Tailors of Contact Lenses." AC Labs does not own any patents.

The Company holds three manufacturing licenses. A nonexclusive license, (expiring in 2006) is held from the estate of David Volk, M.D., to manufacture certain aspheric RGP lenses and a soft multifocal lens sold under the trademark "Allvue." The Company holds an ongoing license from Kontour Kontact Lens to produce methafilcon A and contact lenses from that polymer. The Company also has a license from Polymer Technology Corp. to produce RGP lenses from Boston(R) lens polymer.

FDA AND ENVIRONMENTAL REGULATION
Virtually all of the products manufactured or distributed by the Company are classified as medical devices, and are therefore regulated by the U.S. Food and Drug Administration ("FDA"). FDA regulations govern products, manufacturing procedures, and facilities.

A new medical device must be submitted to the FDA along with supporting microbiological, toxicological, and clinical trial results to obtain approval for a Pre-Market Application ("PMA"), necessary before the device can be marketed. The approval process can take two years or more, and cost $100,000 or more.

The Company is also an FDA-approved alternate manufacturer for virtually every RGP polymer under each supplier's PMA.

AC Labs is also subject to various environmental laws, with which it believes it is in compliance. Most of this regulation applies to the proper handling, storage, and disposal of chemicals used in manufacturing. The cost of complying with applicable laws is not easily ascertained, but not significant to the Company's operations.

RESEARCH AND DEVELOPMENT
The Company's research and development activities are primarily devoted to developing and enhancing lens designs, and qualifying as an FDA-approved alternate manufacturing site for new RGP materials and designs. Total expenditures in this area have been less than $100,000 per year in 1995 and 1994.


EMPLOYEES
As of December 31, 1995, the Company employed 109 individuals, of which 105 were full-time employees. The Company is not party to any collective bargaining agreement, and believes that its relations with its employees are good.

ITEM 2. PROPERTIES

The Company owns two connected buildings comprising approximately 10,800 square feet in Lincoln, Nebraska, which houses the S-O Nebraska manufacturing and care products distribution operation. These two one-story buildings, one of which is of steel construction and the other of which is brick masonry, are about 35 years old and in fair condition. Both are subject to liens held by Cornhusker Bank, Tullis-Dickerson Capital Focus L.P. and David J. Dougherty securing their respective loans to the Company. This facility is deemed adequate for the anticipated needs of the Company.

In Sarasota, Florida, the Company leases a 12,000 square foot, single-story concrete block building housing the SOMC manufacturing operation. The 10-year lease runs until January 31, 2001, and includes an option to expand the size of the facility to 15,000 square feet during the lease period. 1995 lease payments were approximately $8,000 per month, and these payments increase by 3% each year of the lease. Approximately 2800 square feet of this space is not currently required, and the Company anticipates it will be sublet during the first half of 1996.

In Raleigh, North Carolina, the Company leases a steel building of approximately 6,000 square feet from the former owner of CCL, which operates its manufacturing and distribution business from this facility. The five-year lease, initiated in December, 1994, specifies monthly payments of $5,000. This facility is fully utilized at present, but production can be readily expanded by adding 2nd and 3rd shift operations. In addition, commencing on November 1, 1995, the Company leases approximately 1360 square feet of administrative space in Raleigh at a monthly cost of $963 for the first three years, and $1,020 per month for years four and five, of the five year lease. The Company's headquarters were moved to Raleigh in 1995.

In Philadelphia, the Company leases a 2,000 square foot facility which houses the Philcon distribution and sales facility. The five-year lease, commenced on January 1, 1996, specifies monthly payments of $2,275, and with annual increases of approximately 3 percent.

The Company's tangible property consists primarily of production equipment, including manual, semi-automatic, and computer controlled lathes and polishers, and computer hardware. This property is subject to liens held by a variety of lenders, securing their loans to the Company.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK
The common stock of the Company is reported on the National Association of Securities Dealers ("NASD") Electronic Bulletin Board, and is traded under the symbol "EYES." The following high and low bid information was provided by the National Quotation Bureau, Inc.:


                                 1995         1994

                             High   Low    High   Low
             First Quarter   2 1/8    1/2   9/32  1/16
             Second Quarter  5      1 1/2   9/32   1/8
             Third Quarter   4 3/8  1 1/2    3/8   1/8
             Fourth Quarter  2 1/4    3/8  1 1/8   1/4



As of March 1, 1996, the Company had approximately 300 shareholders of record and 1,000 beneficial owners of the Company's common stock.

No cash dividends have been declared or paid on the Company's common stock. A provision of a loan agreement prohibits the Company from paying dividends. Further, the Company has no plans for payment of cash dividends on stock until earnings generate funds in excess of those required to provide for the growth needs of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following selected financial data is qualified in its entirety by reference to the more detailed consolidated financial statements and notes thereto included elsewhere in this report:


        (IN THOUSANDS EXCEPT PER SHARE DATA)   YEAR ENDED DECEMBER 31:
        --------------------------------------------------------------

                                                     1995          1994

        NET SALES                                   $9,003        $4,127
        NET INCOME (LOSS)                           (2,094)          104
        NET INCOME (LOSS) PER SHARE                  (0.51)         0.08
        NET INCOME PER SHARE - FULLY DILUTED           N/A          0.07
        FINANCIAL POSITION AT YEAR END:
        WORKING CAPITAL (DEFICIENCY)                  (890)          (18)
        PROPERTY AND EQUIPMENT, NET                    621           572
        TOTAL ASSETS                                 3,842         4,381
        LONG-TERM DEBT                               1,657         1,488
        STOCKHOLDERS' EQUITY                            70         1,753

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994
Net sales for the year ended December 31, 1995 ("1995") compared to the year ended December 31, 1994 ("1994") increased 118% to $9,003,000 due almost entirely to the acquisition of CCL (December 15, 1994) and the purchase of certain assets from Philcon (May 1, 1995).

The Company incurred a net loss of $2,094,000 for the 1995 period, compared to a net profit of $104,238 for the 1994 period. Management attributes the loss for 1995 to: (i) increased general and administrative expenses related to payroll and travel costs, (ii) new acquisitions related amortization expenses, (iii) lower margins in the newly acquired soft lens distribution business, (iv) expansion of the Company's sales force; and (v) deterioration of service levels as a result of difficulties encountered with the installation of a new Company computer system.

Sales of soft contact lenses and lens care products increased 229% in 1995 to $6,397,000, compared to $1,945,000 in 1994. This increase is also due almost entirely to the CCL and Philcon acquisitions. Sales of RGP contact lenses increased by 19% in 1995 to $2,607,000 compared to $2,182,000 in 1994. This increase is also due to the CCL and Philcon acquisitions.

1995 gross profit was $2,763,000, or 31% of sales, compared to $2,089,000, or 50% of sales in 1994. While gross profits are expected to increase in the future in absolute terms, the growing impact of distributed soft lenses and their correspondingly lower gross margins may continue to lead to lower gross margin percentages in future years. The Company's goal is to manage this business efficiently with sophisticated order entry, order fulfillment, and shipping procedures so as to maximize net profits. However, 1995 gross profits were impacted as management began to install these sophisticated systems, the transition was slow and the Company experienced some inventory shortages and shipment delays.

Selling expenses increased 139% in 1995 to $1,059,000 from $443,000 in 1994, as a result of the CCL and Philcon acquisitions and the Company's hiring of a limited outside sales force. However, most of this new sales force was terminated during the 4th quarter of 1995 to reduce expenses. Marketing expenses increased 111% in 1995 to $154,000 from $73,000 in 1994, and research and development expenses decreased 10% to $56,000 in 1995, compared to $62,000 in 1994.

General and administrative expenses increased 139% in 1995 to $3,261,000 compared to $1,365,000 for 1994. This increase is attributable to CCL and Philcon integration related expenses, payroll and travel expenses, and acquisitions related amortization expense.

Interest expense increased to $215,000 in 1995 from $82,000 in 1994 due to the increase of debt related to the CCL acquisition and the new mortgage on the Lincoln property.


LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities during 1995 totaled $457,000, compared to cash provided of $421,000 in 1994. For 1995, cash and cash equivalents decreased by $283,000 to a year-end balance of $38,000.

Working capital deficit at December 31, 1995 was approximately $(890,000) compared to $(18,000) at December 31, 1994. Although the Company experienced strong sales growth as a result of the CCL and Philcon acquisitions, it made substantial expenditures for all outside sales force, computer systems and training and expenses related to various financing activities. Difficulties associated with the installation of a new company computer system resulted in customer orders failing to be filled and some customer defections resulted. Sales in the fourth quarter were negatively impacted as customer returns from late deliveries accumulated. Customer defections for poor service in the soft lens distribution sector continued into 1996. Management believes that most customers will return to ordering soft lenses and supplies from the Company, but is aware that aggressive moves by competitors in the soft lens distribution sector have had an impact on certain customers. Management believes that the total impact is not major. Other sectors of the business experienced minimal disruption and are back to normal operations.

Management believes that the computer software deficiencies have been rectified and the software related issues are now behind it. Each segment of the software system has been tested and currently operates smoothly.

In July, the Company obtained a mortgage on its Lincoln, Nebraska, building for $175,000. The proceeds were used for working capital. In the third quarter, the Company borrowed $150,000 from Caribou Bridge Capital Corp. on a short-term basis. Tullis-Dickerson Capital Focus, LP (TDCLP) has since purchased this Note. During the fourth quarter, TDCLP has made substantial advances to the Company to fulfill working capital needs on terms the Company believes are competitive with outside sources.

Management, working to return to positive cash flow from operations, has implemented programs intended to improve cash flow and maintain adequate cash to support the operations of the Company. These programs include efforts to increase sales, improve margins, decrease costs, and secure additional financing. These measures have been put in place in December and have had a positive impact on working capital in the first quarter of 1996. With the release of several senior executives and many individuals in the outside sales force, management believes that it has reduced operating expenses substantially.

Management is currently negotiating with a number of outside financing sources for a working capital facility, based on the inventory and accounts receivables of the Company. There can be no assurance that such a working capital facility can be put in place. If the Company is not successful in increasing sales over 1995 levels, decreasing costs, improving margins or securing additional capital, the Company will not have adequate cash to meet its current obligations and re-scheduling of its current obligations may be required.




ITEM 7.  FINANCIAL STATEMENTS

         Independent Auditors' Report, page 11.

         Consolidated Balance Sheet as of December 31, 1995 and 1994, pages 12 and 13.

         Consolidated Statements of Operations for the years ended December 31, 1995 and 1994, page 14.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995 and 1994, page 15.

         Consolidated Statements of Cash Flows for the years ended December 31, 1995 and 1994, pages 16 and 17.

         Notes to Consolidated Financial Statements, pages 18 through 29.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

THE INFORMATION REQUIRED BY PART III OF FORM 10-KSB IS CONTAINED IN AND INCORPORATED BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A FOR THE REGISTRANT'S ANNUAL MEETING OF SHAREHOLDERS.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


Incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               THE EXHIBITS ARE LISTED IN THE INDEX TO EXHIBITS ON PAGES 31 AND 32.

         (b)   Reports on Form 8-K

               INCORPORATED BY REFERENCE.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of American Consolidated Laboratories, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of American Consolidated Laboratories, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Consolidated Laboratories, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's loss from operations, negative operating cash flows and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Deloitte & Touche LLP
Raleigh, North Carolina

April 15, 1996

AMERICAN CONSOLIDATED LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- ------------------------------------------------------------------------------

ASSETS                                                                         1995         1994
CURRENT ASSETS:
 Cash and cash equivalents                                                $    37,772   $  320,948
 Accounts receivable, less allowance for doubtful accounts of $216,000
   and $90,000, respectively                                                  635,032      998,907
 Inventories, at lower of cost (first-in, first-out) or market              1,094,743      803,859
 Other current assets                                                           5,181       92,487
                                                                          -----------   ----------
      Total current assets                                                  1,772,728    2,216,201
                                                                          -----------   ----------
PROPERTY AND EQUIPMENT:
 Land                                                                          50,000       50,000
 Buildings and improvements                                                   205,000      205,000
 Laboratory equipment                                                       1,114,567      998,911
 Office equipment                                                             320,607      323,360
 Leasehold improvements                                                        60,150       60,150
                                                                          -----------   ----------
      Total property and equipment                                          1,750,324    1,637,421
 Less accumulated depreciation                                              1,128,838    1,065,236
                                                                          -----------   ----------
      Property and equipment, net                                             621,486      572,185
                                                                          -----------   ----------
OTHER ASSETS:
 Cost in excess of fair value of assets acquired                              828,419      813,419
 Other intangible assets                                                      865,034      740,000
 Deferred loan costs                                                           73,781       73,781
 Miscellaneous                                                                 91,945       55,828
                                                                          -----------   ----------
                                                                            1,859,179    1,683,028
 Less accumulated amortization                                                411,835       90,098
                                                                          -----------   ----------
      Total other assets, net                                               1,447,344    1,592,930
                                                                          -----------   ----------
TOTAL ASSETS                                                              $ 3,841,558   $4,381,316
                                                                          ===========   ==========

AMERICAN CONSOLIDATED LABORITIES, INC.

DECEMBER 31, 1995 AND 1994
- -------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                   1995          1994
CURRENT LIABILITIES:
 Accounts payable                                                  $ 1,796,484   $  903,000
 Accrued expenses                                                      260,097      175,930
 Notes payable to stockholders                                         376,107    1,040,000
 Current maturities of long-term debt and
   obligation under capital lease                                      230,267      115,523
                                                                   -----------   ----------
       Total current liabilities                                     2,662,955    2,234,453
                                                                   -----------   ----------
LONG-TERM DEBT:
 Obligation under capital lease                                                      34,565
 Long-term debt, other                                               1,050,639      297,900
                                                                   -----------   ----------
       Total long-term debt                                          1,050,639      332,465
                                                                   -----------   ----------
DEFERRED RENT                                                           58,238       61,046
                                                                   -----------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:


Common stock, $.05 par value, 20,000,000
  shares authorized; 4,436,927 and 3,823,048 issued
  and outstanding, respectively                                        221,847      191,153
Capital in excess of par value                                       5,887,834    5,282,708
Receivable for shares issued as collateral                            (225,000)
Deficit                                                             (5,814,955)  (3,720,509)
                                                                   -----------   ----------
       Total stockholders' equity                                       69,726    1,753,352
                                                                   -----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 3,841,558   $4,381,316
                                                                   ===========   ==========


See notes to consolidated financial statements.

AMERICAN CONSOLIDATED LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1994
- -------------------------------------------------------------------------


                                                     1995         1994
NET SALES                                         $ 9,003,229  $4,126,685

COST OF SALES                                       6,240,575   2,037,420
                                                  -----------  ----------
     Gross profit                                   2,762,654   2,089,265

OPERATING COSTS AND EXPENSES:
 Selling expenses                                   1,059,294     442,944
 Marketing expenses                                   153,616      72,744
 Research and development                              56,435      61,815
 General and administrative expenses                3,268,468   1,365,257
                                                  -----------  ----------
     Total operating costs and expenses             4,537,813   1,942,760
                                                  -----------  ----------
     Operating (loss) income                       (1,775,159)    146,505

OTHER INCOME (EXPENSES):
 Interest expense                                    (214,536)    (82,034)
 Other (expense) income                              (104,751)     39,767
                                                  -----------  ----------
     Total other expenses                            (319,287)    (42,267)
                                                  -----------  ----------
(Loss) income before income taxes                  (2,094,446)    104,238

INCOME TAXES
                                                  -----------  ----------
NET (LOSS) INCOME                                 $(2,094,446) $  104,238
                                                  ===========  ==========
Net (loss) income per common share - primary      $     (0.51) $     0.08
                                                  ===========  ==========
Net (loss) income per common share - fully
diluted                                                        $     0.07
                                                  ===========  ==========
Weighted average shares outstanding - primary       4,091,549   1,306,705
                                                  ===========  ==========
Weighted average shares outstanding - fully
diluted                                                         1,561,720
                                                  ===========  ==========

See notes to consolidated financial statements.

AMERICAN CONSOLIDATED LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------

                                                                      RECEIVABLE
                                                        CAPITAL IN    FOR SHARES
                                   COMMON STOCK         EXCESS OF     ISSUED AS                    TREASURY
                                SHARES       AMOUNT     FAIR VALUE    COLLATERAL      DEFICIT        STOCK        TOTAL
Balances, January 1, 1994      1,160,786    $ 58,040    $4,071,545    $        -    $(3,824,747)   $ (4,735)   $   300,103

Issuance of common stock       2,841,862     142,093     1,250,535                                               1,392,628

Purchase of treasury
  stock (167,500 shares)                                                                            (43,617)       (43,617)

Retirement of treasury
  stock (179,600 shares)        (179,600)     (8,980)      (39,372)                                  48,352

Net income                                                                              104,238                    104,238
                               ---------    --------    ----------    ----------    -----------    --------    -----------
Balances, December 31, 1994    3,823,048     191,153     5,282,708                   (3,720,509)                 1,753,352

Issuance of common stock         613,879      30,694       605,126      (225,000)                                  410,820

Net loss                                                                             (2,094,446)                (2,094,446)
                               ---------    --------    ----------    ----------    -----------    --------    -----------
Balances, December 31, 1995    4,436,927    $221,847    $5,887,834    $ (225,000)   $(5,814,955)   $           $    69,726
                               =========    ========    ==========    ==========    ===========    ========    ===========

See notes to consolidated financial statements.

AMERICAN CONSOLIDATED LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------



                                                                         1995                      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                    $(2,094,446)              $   104,238
 Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
   Depreciation                                                           134,959                   147,075
   Amortization                                                           321,663                    38,945
   Debt extension expense                                                   8,125
   Management fee expense                                                  18,000
   Changes in assets and liabilities:
    Decrease in accounts receivable                                       438,875                    80,741
    Increase in inventories                                              (290,884)                  (41,847)
    Decrease in other current assets                                       87,306                    33,155
    Increase in accounts payable                                          893,484                   171,755
    Increase (decrease) in accrued expenses                                29,167                  (113,204)
    Decrease in deferred rent                                              (2,808)                     (152)
                                                                      -----------               -----------
Net cash (used in) provided by operating
   activities                                                            (456,559)                  420,706
                                                                      -----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Carolina Contact Lens, Inc., net of cash acquired                                   (1,811,996)
 Purchase of equipment                                                    (84,260)                 (121,025)
 Purchase of Philcon Laboratories assets                                  (95,000)
 Deferred acquisition costs                                               (36,117)
                                                                      -----------               -----------
Net cash used in investing activities                                    (215,337)               (1,933,021)
                                                                      -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings from long-term debt                                           592,000                   860,000
 Principal payments on long-term debt                                    (242,975)                  (66,386)
 Issuance of common stock                                                  39,695                   882,628
 Purchases of treasury stock                                                                        (43,617)
                                                                      -----------               -----------
Net cash provided by financing activities                                 388,720                 1,632,625
                                                                      -----------               -----------
NET (DECREASE) INCREASE                                                  (283,176)                  120,310
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                               320,948                   200,638
                                                                      -----------               -----------
CASH AND CASH EQUIVALENTS END OF YEAR                                 $    37,772               $   320,948
                                                                      ===========               ===========


See notes to consolidated financial statements.

AMERICAN CONSOLIDATED LABORATORIES, INC.

YEARS ENDED DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------

     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES


The following activities are applicable to the year ended December 31, 1995:

The issuance of a note payable in the amount of $125,000 to a shareholder of Philcon Laboratories in conjunction with the purchase of certain assets of Philcon Laboratories.

The issuance of 8,117 shares of common stock valued at $20,000 in conjunction with the purchase of certain assets of Philcon Laboratories.

The issuance of 166,666 shares of common stock for the conversion of notes payable to 3 employees in the aggregate amount of $250,000.

The issuance of 100,000 shares of common stock valued at $75,000 for the conversion of a $55,000 note payable to a stockholder of the Company and forgiveness of $20,000 of accrued interest payable.

The issuance of 150,000 shares of common stock valued at $225,000 and recording of a receivable for $225,000 as collateral for a $150,000 term loan.


The following activities are applicable to the year ended December 31, 1994:

The issuance of 21,862 shares of common stock valued at $5,500 for services rendered by 55 employees, including 2 officers of the Company. At the time of issuance, the bid price for the Company's stock was $0.25 per share.

The issuance of 2,700,000 shares of common stock for $900,000 cash and the conversion of a $450,000 term loan, less transaction costs of $17,000.

The issuance of 120,000 shares of common stock valued at $60,000 for financial advisory services in connection with the CCL acquisition.

Taxes paid for all years presented is immaterial.

Interest paid during 1995 and 1994 was approximately $167,000 and $82,000, respectively.


See notes to consolidated financial statements.

AMERICAN CONSOLIDATED LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------
1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    (a) Nature of business

        American Consolidated Laboratories, Inc. ("AC Labs") or (the "Company") is in the business of manufacturing and distribution of contact lenses. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the 1995 consolidated financial statements, the Company incurred a net loss as well as negative operating cash flows resulting in a working capital deficiency of $890,227. These factors may indicate that the Company may be unable to continue as a going concern.

        The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. New senior management has been put in place with the expectation that they will be able to increase sales through focused customer service, institute appropriate cost control measures, and obtain additional outside financing, if required. The Company's future plans include possible acquisitions to increase the overall size and profitability of the Company.

   (b)  Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Salvatori Ophthalmic Manufacturing Corporation ("SOMC") S-O Nebraska, Inc. (the "Lincoln division"), and Carolina Contact Lens, Inc. ("CCL") which was acquired on December 15, 1994. The operating results of CCL are included in the Company's consolidated results of operations from December 16, 1994 to December 31, 1994.

   (c)  Depreciation and amortization

        Property and equipment are depreciated over their estimated useful lives using the straight-line method for both financial statement and income tax purposes. Cost in excess of the fair value of assets acquired and other intangible assets are being amortized on the straight-line method over five to ten years. Deferred loan costs are amortized on the interest method over the life of the related debt.
        The operating loss for 1995 reflects a charge of approximately
        $80,000 as a result of a change in the estimated amortization period of goodwill related to the Lincoln division from forty to five years.

        The Company assesses the recoverability of the excess of cost over fair market value of net assets acquired and other intangible assets based on management's projections of future discounted cash flows of the respective operations.

   (d)  Deferred rent

        The Company's operating lease on its laboratory and office facility located in Sarasota, Florida commenced on February 1, 1991 and will terminate on January 31, 2001. Rental expense for the ten year lease period is recorded ratably in each accounting period although no lease payments were due for a total of seven months during the initial year of the lease and lease payments are lower during the earlier years of the lease. The difference between the average rental expense recorded and rental payments made during the earlier years of the lease is recorded as deferred rent in the accompanying consolidated balance sheets.

   (e)  Accrued expenses

        Accrued expenses at December 31,1995 and 1994, consist of the following:


                                                                                       1995           1994
        Vacation pay                                                                 $ 47,570      $ 54,400
        Payroll                                                                        86,756        51,300
        Interest                                                                       99,975         5,250
        Other                                                                          25,796        64,980
                                                                                     --------      --------
                                                                                     $260,097      $175,930
                                                                                     ========      ========

   (f)  Net income per share

        Net income per share was computed based upon the weighted average number of shares outstanding during the period. Stock options and warrants are not included in the per share calculations for 1995 because their inclusion would be anti-dilutive. For 1994, warrants and stock options are included in the per share calculation.

   (g)  Consolidated Statements of Cash Flows

        For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   (h)  New Accounting Standards

        In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 21"). SFAS 121 is generally effective for fiscal years beginning after December 15, 1995 and applies to long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and to long-lived assets and certain identifiable intangibles to be disposed of.

        The FASB issued Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS 123") in October 1995. SFAS 123 is generally effective for fiscal years beginning after December 15, 1995 and applies to all arrangements by which employee receives shares of stock or other equity instruments of the employer or employer incurs liabilities to employees in amounts based on the price of the employer's stock.

        The Company has not adopted either SFAS 121 or SFAS 123 and has not determined the effect, if any, of adopting these statements on the Company's financial position and results of operations.

   (i)  Reclassifications

        Certain amounts for 1994 have been reclassified to conform to the 1995 presentation.

   (j)  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INVENTORIES

    Inventories consist of the following at December 31, 1995 and 1994:

                                                          1995            1994
    Raw materials                                      $  180,913       $172,988
    Work in process                                        29,154         36,165
    Finished goods                                        884,676        594,706
                                                       ----------       --------
                                                       $1,094,743       $803,859
                                                       ==========       ========

3.  LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1995 and 1994:




                                                                             1995            1994
       Notes payable to Tullis Dickerson Capital Focus L.P. ("TDCFLP")    $  272,000      $   60,000

       Secured Convertible Term Promissory Note payable to TDCFLP            800,000         800,000

       Convertible Subordinated Promissory Notes payable to CCL sellers            -         250,000

       Notes payable to The Oncologic Foundation, Inc.                        22,500          37,500

       Obligation under capital lease, payable to IBM Credit Corporation      27,762          77,661

       Long-term debt, other                                                   6,801          19,027

       Note payable to David J. Dougherty                                     55,000         180,000

       Note payable to Joe Kelly                                             125,000               -

       Note payable to SouthTrust Bank                                        25,400          63,800

       Note payable to Cornhusker Bank                                       172,550               -

       Note payable to The Caribou Bridge Fund                               150,000               -
                                                                          ----------      ----------
                                                                           1,657,013       1,487,988
       Less current maturities                                               606,374       1,155,523
                                                                          ----------      ----------
                                                                          $1,050,639      $  332,465
                                                                          ==========      ==========

    On August 15, 1992, the Company completed a financing transaction with David J. Dougherty, former Chairman and President of the Company, whereby Mr. Dougherty made a loan to the Company totaling $180,000. (See Note 4). Mr. Dougherty was also granted warrants to purchase 60,750 common shares of the Company at a price of $0.15 per share. Interest is payable monthly at a bank's prime rate plus 5% (13.5% at December 31, 1995). The loan was originally due on September 30, 1995. During 1995, the Company issued 3,000 shares of common stock to Mr. Dougherty to extend the maturity date of the note. The remaining principal balance is payable in monthly installments beginning January 30, 1996 through June 30, 1996. The note is convertible into common stock of the Company at any time after April 15, 1996 at the option of Mr. Dougherty. The number of shares issued upon conversion is based on a conversion price defined in the extension agreement.

    The Company completed a financing transaction with Tullis-Dickerson Capital Focus L.P. ("TDCFLP") on September 16, 1991 whereby TDCFLP loaned the Company $510,000 with principal payable in August 1995. At the time of the transaction, TDCFLP was the owner of approximately 49% of the Company's outstanding common stock. Interest is payable quarterly at 6%. TDCFLP was also granted a warrant to purchase 100,000 shares of the Company at a price of $0.75 per share. The Company determined the fair value of the underlying common stock to be $1.50 per share at the date of issuance of the warrant resulting in a financing cost of $75,000. On December 15, 1994, as part of the CCL transaction described in Note 9, the Company issued TDCFLP 900,000 shares in exchange for the reduction of the outstanding balance of the note by $450,000. In March of 1995, TDCFLP exercised the warrants. Consideration for the shares was the reduction of the notes outstanding principal by $55,000 and a $20,000 forgiveness of accrued interest payable to TDCFLP Accordingly, at December 31, 1995, the outstanding principal balance of the note totaled $5,000.

    In order to complete the CCL transaction, TDCFLP loaned the Company
    $800,000 in the form of a bridge loan. The Secured Convertible Term Promissory Note is due September 30, 1997. Interest is payable quarterly at a rate of 15.25%. At December 31, 1995 and 1994, interest owed to TDCFLP totaled approximately $85,000 and $3,000, respectively. TDCFLP may convert the note into common stock of the Company as determined by dividing the aggregate amount of unpaid principal and/or accrued interest by the conversion price of $2.38 until maturity. After the maturity date, the conversion price will become $.50.

    The Company received additional financing from TDCFLP during November and December of 1995 in the amount of $267,000. Subsequent to December 31, 1995, the additional financing was consolidated with advances made in January and February, 1996. The consolidated note is payable at varying amounts and dates beginning June 30, 1996 through August 5, 1996. Interest is payable at 13.5% until maturity and 19.5% after maturity.

    All of the TDCFLP financing is secured by substantially all inventories and property and equipment. In addition, the Company is prohibited by its agreement with TDCFLP from paying any dividends.

    On October 17, 1995, the Company completed a financing transaction with The Caribou Bridge Fund, LLC ("CBF"), whereby CBF made a loan to the Company in the amount of $150,000 secured by 150,000 shares of the Company's common stock held by an escrow agent and a first priority lien on the Company's assets. As additional consideration for the loan, the Company granted CBF a warrant to purchase up to 20,000 common shares of the Company's common stock at a price of $.10 per share. The outstanding principal balance of the CBF note was paid subsequent to January 31, 1996.

    The Company entered into a loan agreement with a bank on June 28,1995 in the amount of $175,000. The loan is secured by a deed of trust on real property at the Lincoln site. The terms call for monthly payments of principal and interest of $1,935 to commence on July 28, 1995 until June 28, 2000 with a balloon payment covering any remaining principal and unpaid interest. The outstanding principal balance at December 31, 1995 was $172,550.

    The Company has a $25,400 loan payable to a bank secured by a blanket lien on all machinery and equipment at the Raleigh facility. The terms call for monthly payments of $3,200. Interest is payable at 9.00% at December 31, 1995.

    As a part of the CCL transaction described in Note 9, the selling shareholders agreed to accept $250,000 of Convertible Subordinated Promissory Notes. The three note holders are key employees of CCL, one of which is party to an Employment Agreement, Non-Compete Agreement, and Real Property Lease all described in Note 8. The notes were automatically converted into 166,667 shares of the Company's common stock in August of 1995.

    In connection with the Philcon Purchase described in Note 9, the selling shareholder agreed to accept a $125,000 Subordinate Promissory Note. The note holder is a key employee of Philcon Labs and is party to a Non-Compete Agreement and a Real Property Lease all described in Note 8. Interest is payable at 12%. The note was originally scheduled to mature on October 1, 1995. As consideration for the extension of the maturity date, the Company issued the note holder 2,000 shares of common stock. Upon amendment of the note effective January 1, 1996, accrued interest of $10,000 was included in the balance for a total note balance of $135,000. The amended Note calls for principal and interest payments to be made in 28 monthly installments of $5,787 beginning on February 10, 1996.

    On December 13, 1991, the Company issued a promissory note to The Oncologic Foundation, Inc. for $75,000. The note is payable over a period of five years with quarterly payments of $3,750 in principal plus interest on the outstanding balance at 12%. The loan is due on January 1, 1997 and is secured by equipment having an approximate carrying value of $74,500 at December 31, 1995. Interest expense for 1995 and 1994 was approximately $3,375 and $5,175, respectively. In connection with the note, the Company provided The Oncologic Foundation, Inc. a warrant to acquire 1,200 shares of the Company's common stock at a price of $.75 per share. The warrant expires 30 days following the full repayment of the promissory note.

    The aggregate annual maturities of debt for years 1996 through 2000 and thereafter are $606,374; $867,013; $28,917; $7,323; and $147,386,
    respectively.

4.  COMMON STOCK

    As a part of its investment agreement with the Company, Tullis-Dickerson has the right to select one-half of the directors of the Company by an appropriate increase, when necessary, in the number of directors who serve on the Company's Board of Directors. The Company also agreed to provide Tullis-Dickerson with certain registration rights with respect to its common stock investment. At December 31, 1995, TDCFLP owned approximately 64% of the Company's common stock.

    On January 28, 1993, the Board of Directors awarded an officer and director 15,000 shares of its common stock and granted the officer and director an option to buy 25,000 shares of common stock at $0.125 per share. The option was in addition to options for the purchase of 5,000 shares of common stock at $3.75 which the officer previously was granted under the 1989 Stock Option Plan. In August, 1994, this officer and director resigned, although he continued to serve the Company as a financial advisor. On December 21, 1994 the Board of Directors agreed to immediately vest any unvested options granted. The option to purchase 25,000 shares was exercised in October of 1995. Effective April 15, 1996, this former officer and director was named Chief Executive Officer of the Company.

    On April 28, 1993, the Board of Directors granted an officer an option to buy 5,000 shares of its common stock at $0.125 per share. On November 24, 1993, the Board of Directors granted this same officer an option to buy 15,000 additional shares of its common stock at $0.125 per share. Both of these options are exercisable ratably on the first, second, and third anniversary of the respective grants and expire five years from the date of such grants. In addition, on November 24, 1993 the Board of Directors awarded this officer 1,000 shares of its common stock. On May 26, 1994 the Board of Directors agreed to a Executive Incentive Agreement with this officer as described in Note 8. One of the provisions of such agreement provides for the acceleration of vesting of these options should this officer's employment with the Company terminate.

    On November 24, 1993, the Board of Directors awarded a third officer 1,000 shares of its common stock and the Company also granted this officer an option to buy 15,000 shares of common stock at $0.125 per share. On August 14, 1994 the Board of Directors agreed to a Salary Retention Agreement with this officer as described in Note 8. One of the provisions of such agreement provides for the acceleration of vesting of these options should this officer's employment with the Company terminate. The option to purchase 15,000 shares was exercised in September of 1995.

    During May 1994, the Board of Directors approved the 1994 Restricted
    Stock Bonus Plan (the "Stock Plan"). The Stock Plan provides for a bonus to certain salaried and hourly employees who agreed to accept reduced salaries or working hours during 1992 and 1993 at the Company's Lincoln and Sarasota facilities. The bonus consisted of a one time stock grant to the eligible employees based on the amount of reduced wages the employees were subject to during 1992 and 1993. For every $5.00 of reduced wages, eligible employees received one share of common stock. A total of 21,862 shares were issued under this program to 55 eligible employees, including two officers. The Company's obligation for the stock issued to these employees was accounted for as a 1994 expense equal to the estimated fair market value of the stock on the date of issuance ($5,467).

    During August 1994, the Board of Directors approved the Company's purchase from David J. Dougherty of the 167,500 shares of common stock he held. (See Note 3) The negotiated purchase price was $43,617. Mr. Dougherty held warrants for 60,750 shares of common stock at $0.15 per share. In August 1995, all of the warrants were exercised.

    During May 1995, the Company issued 10,636 shares to James Tullis and 5,318 shares to Thomas Dickerson in lieu of a cash payment for management fees. The Company determined the fair value of the common stock to be $1.13 at the date of payment, resulting in a reduction to accrued expense of $18,000.

    In connection with the CCL transaction as described in Note 9, the Company entered into a Stock Purchase and Term Loan Agreement, dated as of August 15, 1994, with TDCFLP. Pursuant to this agreement, TDCFLP purchased an additional 2,220,000 shares of common stock of the Company for $660,000 in cash and cancellation of $450,000 of its $510,000 term loan. In addition, TDCFLP made an additional loan of $800,000 to the Company. The $0.50 per share price was determined by the two non-TDCFLP directors and confirmed by an Independent Investment Banking review. As part of the employment agreements described in Note 8, two executive officers of the Company each purchased 300,000 shares of common stock for $150,000. Net proceeds to the Company, after approximately $17,000 in costs incurred in completing the transaction, were approximately $1,393,000. When these shares were issued, the Company also retired all 179,600 shares of treasury stock with a related total cost of approximately $48,000.

    In connection with the Philcon purchase as described in Note 9, the Company issued 8,117 shares of common stock to Philcon's sole stockholder. The Company determined the fair value of the shares to be $2.46 at the date of the purchase, resulting in an increase in the purchase price.

    As part of the loan agreement with Caribou Bridge Fund, the Company issued 150,000 shares of common stock to an escrow agent as collateral. (See Note
    3). A receivable for the shares issued to the escrow agent is presented in the balance sheet as a reduction of stockholders' equity since no consideration for the shares had been received as of December 31, 1995. These shares were returned to the Company after year end as debt was paid.

5.  STOCK OPTIONS

    The Company has granted to certain officers, directors, employees and consultants qualified and nonqualified stock options for the purchase of the Company's common stock through various stock option plans and through other grants of stock options. Stock options are generally granted with a five year expiration following the date of grant. In certain instances, the right of the recipient to exercise the stock options vests ratably over a period of two or more years. The following summarizes stock options granted and outstanding for the years ended December 31, 1995 and 1994:





                                          NUMBER           PRICE
                                         OF SHARES       PER SHARE
        Outstanding, December 31, 1993     82,663     $0.125 to $6.25
        1994:
        Granted                           605,000     $0.50 to $1.125
        Exercised                            -
        Expired                             2,663     $2.50 to $6.25
                                          -------
        Outstanding, December 31, 1994    685,000     $0.125 to $3.00
        1995:
        Granted                              -
        Exercised                         109,390     $0.125 to $0.50
        Expired                              -
                                          -------
        Outstanding, December 31, 1995    575,610     $0.125 to $3.75
                                          =======

    As of December 31, 1994, all outstanding stock options issued prior to 1993 were exercisable. Options issued during 1993 are exercisable ratably over three years, unless vesting was accelerated as outlined in Note 4, or as part of an employment agreement as outlined in Note 8.

    As of December 31, 1995, the Company has reserved a total of 770,000 shares for options, warrants and convertible debt.

    Options for 297,500 shares were granted during 1994 to the Chief Executive Officer and the former ex-Chief Operating Officer under the terms of their respective employment agreements described further in Note 8, and 10,000 shares to the Company's General Counsel. In 1995, the Chief Executive Officer exercised 39,390 options and the former ex-Chief Operating Officer exercised 30,000 options. Subsequent to December 31, 1995, the remaining options held by the former ex-chief Operating Officer expired prior to exercise.

6.  INCOME TAXES

    The Company utilizes Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes. SFAS 109 requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Under prior rules, deferred taxes were determined using the rates in effect at the time the tax asset or liability was recorded. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    The Company files a consolidated federal income tax return with its subsidiaries. Due to its net operating loss position, the Company recorded no provision for income taxes in 1995, 1994, and 1993.

    The federal net operating loss carryforward at December 31, 1995 is approximately $5,035,807. The Company had an ownership change in 1990 as defined by Internal Revenue Code Section 382. Of the amount of the federal net operating loss carryforward which was generated prior to the ownership change, $181,094 has been utilized to date and up to $682,228 and $5,376 may be utilized in the years 1996 and 1997, respectively. Any portion of the allowed "pre-ownership change" losses not utilized in any year will carryforward to the following year subject to the 15 year limitation on carryforward of net operating losses. The net operating loss of approximately $4,167,109 generated after the ownership change is not subject to any annual limitation. The total net operating loss carryforward expires $671,109, $23,892, $601,349, $1,642,677, $1,783,
    $461, and $2,094,446 in years ending December 31, 2003, 2005, 2006, 2007,
    2008, 2009, and 2010, respectively. As of December 31, 1995, state net operating loss carryforwards totaled approximately $3,315,648 and are likewise subject to various Section 382 limitations.

    The components of the net deferred tax assets and liabilities under SFAS 109 consist of the following at December 31:

                                                                             1995              1994
       Federal Net Operating Loss                                       $  1,712,174      $  1,059,343
       State Net Operating Loss                                              134,583            79,195
       Other                                                                 128,677           142,408
                                                                        ------------      ------------
       Gross Deferred Tax Assets                                           1,975,434         1,280,946
       Less:  Valuation Allowance                                         (1,975,434)       (1,280,946)
                                                                        ------------      ------------
       Net Deferred Tax Assets                                          $          0      $          0
                                                                        ============      ============

    These net deferred tax assets are subject to a valuation allowance for the full amount of such assets. The valuation allowance is equal to the portion of the deferred tax asset for which it is not more likely than not that a tax benefit will be realized. However, it will be possible for the Company to reduce the valuation allowance and utilize its deferred tax assets at the time future income is generated.

7.  LEASES

    The Company leases computer equipment under a capital lease which expires in 1996 and has a capitalized cost of $195,470. The computer equipment was placed in service during January 1992.

    Following is a schedule of future lease payments required under the capital lease as of December 31, 1995:




      1996                                                                    29,230
                                                                            --------
      Total minimum lease payments                                            29,230
      Less:  Amount representing interest                                      1,468
                                                                            --------
      Present value of minimum lease payments                               $ 27,762
                                                                            ========

    Lease obligations include operating leases on laboratory and office facilities for the Company. The following is a schedule of annual future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995:


      Year ending December 31:
      1996                                                                  $192,516
      1997                                                                   193,823
      1998                                                                   196,480
      1999                                                                   195,922
      2000                                                                   142,844
                                                                            --------
                                                                            $921,585
                                                                            ========

    Lease expense for all operating leases approximated $184,650 and $136,000 for the years ended December 31, 1995 and 1994, respectively.

    As part of the CCL transaction (Note 9) the Company's CCL unit leases laboratory and office facilities from the former owner of CCL. This former owner is a key employee of CCL and is party to an Employment Agreement, Non-Compete Agreement, and Real Property Lease. The lease calls for monthly rent of $5,000 through December 14, 1999, with real property taxes and insurance being the responsibility of the Lessor.

8.  EMPLOYMENT AGREEMENTS

    During 1994, the Company's Board of Directors adopted employment contracts with a new Chief Executive Officer and a new Chief Operating Officer. Both contracts provide for minimum annual salaries of $85,000 and annual bonuses based on the executive's performance and the price of the Company's stock. Although the contracts expire in August 1997, they can be terminated sooner with severance payments of approximately $85,000 or 5% of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the four full fiscal quarters immediately preceding termination. The employment agreements also contained provisions to reimburse these individuals up to $150,000 of certain transaction expenses upon completion of the acquisition of CCL. Pursuant to this provision, the Company reimbursed these individuals approximately $90,000.

    In addition to the 300,000 shares acquired by the new Chief Executive Officer and Chief Operating Officer pursuant to agreements described in
    Note 4, each executive was granted options to purchase 297,500 shares of the Company's stock at $.0.50 per share. (See Note 5). The exercise dates of these options vary from December 15, 1994 through June 30, 2001. At December 31, 1995, 171,340 shares of the Chief Executive Officer's options were exercisable. Subsequent to December 31, 1995, all of the former Chief Operating Officers options expired.

    The Company completed a termination agreement with the former Chief Operating Officer of the Company for the payment of approximately $39,000 beginning in June, 1996 for bonus amounts due the officer, accrued vacation and unpaid wages. As part of this agreement, the Company has agreed to purchase 300,000 shares of common stock from the officer for $150,000 with monthly payments of $7,500 over 20 months beginning March 15, 1996.


9.  BUSINESS ACQUISITIONS

    Effective May 1, 1995, the Company acquired certain assets and assumed certain liabilities of Philcon Laboratories, Inc. ("Philcon"). The purchase price was approximately $240,000 plus assumed liabilities and included a non-compete agreement with the Seller.

    On December 15, 1994, the Company acquired the common stock of Carolina Contact Lens, Inc. in exchange for $1,400,000 in cash and $250,000 of Convertible Subordinated Promissory Notes. In addition, the Company incurred approximately $225,000 of transaction costs which have been added to the purchase price.


    The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the fair market value of assets acquired (approximately $1,531,000, net of cash acquired of approximately $86,000, consisting primarily of accounts receivable and inventory) and the liabilities assumed (approximately $621,000) at the date of acquisition. The purchase price associated with the acquisition was assigned to various intangible assets as indicated below:




       Assembled Work Force                                                       $  365,000
       Goodwill                                                                      308,500
       Active Customer List                                                          300,000
       U.S. Trademark                                                                 50,000
       Non-Compete Agreement                                                          25,000
                                                                                  ----------
                                                                                  $1,048,500
                                                                                  ==========

    The operating results of CCL from December 16, 1994 to December 31, 1994 are included in the Company's consolidated results of operations for the year ended December 31, 1994.


10. SIGNIFICANT CUSTOMER

    One chain customer of the Company accounted for approximately $761,000, or 8%, of 1995 sales and $950,000, or 23% of 1994 sales. Receivables outstanding from these sales were approximately $140,000 and $161,000 at December 31, 1995 and 1994, respectively. The contract with this customer is scheduled to expire during April 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN CONSOLIDATED LABORATORIES, INC.
                                        (Registrant)

                                         By: /s/ Joseph Arena
                                             -----------------------------------
                                             Joseph Arena
                                             Chief Executive Officer

Date:  April 15, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of April, 1996.


Signature                                        Title
- ---------                                        -----

/s/ Thomas P. Dickerson                   Chairman of the Board
- -----------------------
Thomas P. Dickerson


/s/ Joan P. Neuscheler                                 Director
- -----------------------
Joan P. Neuscheler


/s/ James L. L. Tullis                                 Director
- -----------------------
James L. L. Tullis

ITEM 13(a)  INDEX TO EXHIBITS


Exhibit
Number           Description                              Incorporated by
                                                          Reference to
3.1           Certificate of Incorporation            Exhibit 3.1 to Quarterly Report
                                                      on Form 10-Q for the quarter
                                                      ended March 31, 1992

3.2           Articles of Amendment                   Exhibit 3.2 to Form 10KSB
                                                      for the Fiscal Year Ended
                                                      December 31, 1994

4.1           1994 Incentive and Non-                 Exhibit 4.1 to Form 10KSB for the
              Statutory Stock Option Plan             Fiscal Year Ended December 31, 1994

10.2          Agreement between Registrant            Exhibit 10.61 to Quarterly Report on
              and Kontur Kontact Lens Co.,            Form 10-Q for quarter ended June 30,
              March 1, 1988                           1988


10.3          Lease Agreement between                 Exhibit 10.1 to Quarterly Report
              Registrant and High Properties          on Form 10-Q for quarter ended
              June 11, 1990                           June 30, 1990

10.4          Financing Agreement between             Exhibit 10.1 to Quarterly
              Registrant, S-0  Nebraska, Inc.         Report on Form 10-Q for
              and TDCFLP, September 13, 1991          quarter ended September
                                                      30, 1991

10.5          Term Note between Registrant            Exhibit 10.2 to Quarterly
              and TDCFLP, September  16,              Report on Form 10-Q for
              1991                                    quarter ended September 30,
                                                      1991

10.6          Share Purchase and Stockholder          Exhibit 2 to Current Report on
              Agreement between Registrant,           Form  8-K, dated December 29,
              TDCFLP, Wayne Upham Smith,              1994
              and Grady A. Deal

10.7          Employment Agreement, Wayne             Exhibit 3 to Current Report on
              Upham Smith, December 15,               Form 8-K, dated December 29,
              1994                                    1994

10.8          Employment Agreement, Grady             Exhibit 4 to Current Report on
              A. Deal, December 15, 1994              Form 8-K, dated December 29,
                                                      1994

10.9          Secured Convertible Term                Exhibit 6 to Current Report on
              Promissory Note between                 Form 8-K, dated December 29, 1994
              Registrant and TDCFLP December
              15, 1994; and Stock Purchase and
              Term Loan Agreement between
              Registrant and TDCFLP, August 15,
              1994




10.10         Financial Advisory Services              Exhibit 7 to Current Report
              Agreement between Registrant and         on Form 8-K, dated December 29,
              TDCFLP, August 15, 1994                  1994

10.11         Secured Convertible Term
              Promissory Note dated as of
              December 14, 1994, (as amended
              and restated as of June 15,
              1995) from the Company to
              Tullis-Dickerson Capital Focus,
              L.P. and amendment of
              Promissory Note dated February
              15, 1996

10.12         Amended and Restated
              Convertible Promissory Note
              dated February 15, 1996 from the
              Company to Tullis-Dickerson
              Capital Focus, L.P. and related
              Warrants.

11.1          Computations of Earnings Per             Included in this Report
              Share for the Years Ended
              December 31, 1994 and 1993
              Included in this report

23/A          Consent of Deloitte & Touche LLP


ITEM 13(b)  REPORTS ON 8-K

1.  Item 2.  Acquisition or Disposition of Assets, filed December 29, 1994.

2.  Item 7.  Financial Statements and Exhibits, filed February 27, 1995.

AMERICAN CONSOLIDATED LABORATORIES, INC.
(FORMERLY SALVATORI OPHTHALMICS, INC.)

COMPUTATION OF EARNINGS PER SHARE
YEARS ENDED DECEMBER 31, 1994
- --------------------------------------------------------------------------------

                                                                        1994(a)
Net income                                                            $  104,238
                                                                      ----------
                                                                      $  104,238
                                                                      ==========
Common stock:
Weighted averages shares outstanding                                   1,306,705
Dilutive effective of outstanding options,
convertible debt, and warrants (as determined
by the application of treasury stock method)                             255,015
                                                                      ----------
                                                                       1,561,720
                                                                      ==========
Net income per common share - fully diluted                           $     0.07
                                                                      ==========

(a) This calculation is submitted in accordance with Regulation S-B item 60(b)(11).

(b) Addition to income for interest $3,817 of debt converted - considered, but has no effect on fully diluted earnings per share.