Form 10QSB
period 1996-03-31
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1996-05-17
CIK 823187

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB


(Mark One)

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended                March 31, 1996
                 ------------------------------------------------------------

(  )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ____________ to


                        Commission file number 000-18448

                    AMERICAN CONSOLIDATED LABORATORIES, INC.

         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter )

        FLORIDA                                            59-2624130
     --------------                                      --------------
(State or other jurisdiction of                         ( I.R.S. Employer
incorporation or organization)                         Identification No.)

             1640 NORTH MARKET DRIVE, RALEIGH,  NORTH CAROLINA 27609
        ---------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (919) 872-0744
                            ------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) NO

The number of shares outstanding of the registrants Common Stock, par value $0.05 per share, at April 30, 1996 was 4,136,937 shares.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS FOR THE PERIOD ENDED MARCH 31, 1996
                                   (Unaudited)

                         (Begins on the following page)

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                          MARCH 31,                     DECEMBER
                                                                             1996                       31, 1995
                                                                         (UNAUDITED)
                                                                       -----------------            -----------------

CURRENT ASSETS:
   Cash and cash equivalents                                             $       96,405               $       37,772
   Accounts receivable, less allowance
         for doubtful accounts of $216,000
         ($216,000 at december 1995)                                            826,141                      635,032
    Inventories, at lower of cost (first in,
         first out) or market                                                 1,013,395                    1,094,743
    Other current assets                                                         27,873                        5,181
                                                                       -----------------            -----------------

                  Total current assets                                        1,963,814                    1,772,728
                                                                       -----------------            -----------------

PROPERTY AND EQUIPMENT AT COST:
     Land                                                                        50,000                       50,000
     Building and improvements                                                  205,000                      205,000
     Laboratory equipment                                                     1,122,832                    1,114,567
     Office Equipment                                                           325,742                      320,607
     Leasehold improvements                                                      60,150                       60,150
                                                                       -----------------            -----------------

                  Total property and equipment                                1,763,724                    1,750,324

     Less accumulated depreciation                                            1,174,799                    1,128,838
                                                                       -----------------            -----------------

                  Property plant and equipment, net                             588,925                      621,486
                                                                       -----------------            -----------------

OTHER ASSETS:
     Costs in excess of  fair value of assets
           acquired                                                             828,453                      828,419
     Other intangible assets                                                    865,000                      865,034
     Deferred loan costs                                                         73,781                       73,781
     Miscellaneous                                                               91,945                       91,945
                                                                       -----------------            -----------------

                                                                              1,859,179                    1,859,179

     Less accumulated amortization                                              476,548                      411,835
                                                                       -----------------            -----------------

                  Total other assets, net                                     1,382,631                    1,447,344
                                                                       -----------------            -----------------

TOTAL ASSETS                                                              $   3,935,370                $   3,841,558
                                                                       =================            =================


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                          MARCH 31,                     DECEMBER
                                                                            1996                        31, 1995
                                                                         (UNAUDITED)
                                                                       -----------------            -----------------


CURRENT LIABILITIES:
   Accounts payable                                                       $   1,696,197                $   1,796,484
   Accrued expenses                                                             278,487                      260,097
   Notes payable to stockholders                                                796,107                      376,107
   Current maturities of long-term debt and
       obligation under capital lease                                           408,754                      230,267
                                                                       -----------------            -----------------


                  Total current liabilities                                   3,179,545                    2,662,955
                                                                       -----------------            -----------------

LONG - TERM DEBT:                                                             1,014,341                    1,050,639

DEFERRED RENT                                                                    57,010                       58,238

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.05 par value, 20,000,000
       shares authorized; 4,436,927 shares issued
       and 4,136,927 and 4,436,927 outstanding, respectively                    221,847                      221,847
   Capital in excess of par                                                   5,887,834                    5,887,834
   Receivable for shares issued as collateral                                  (225,000)                    (225,000)
   Treasury Stock                                                              (150,000)                           -
   Deficit                                                                   (6,050,207)                  (5,814,955)
                                                                       -----------------            -----------------

                  Total stocholders' equity                                    (315,526)                      69,726
                                                                       -----------------            -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   3,935,370                $   3,841,558
                                                                       =================            =================


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                   Three Months Ended March 31, 1996 and 1995


                                                                             1996                         1995
                                                                       -----------------            -----------------

NET SALES                                                                 $   2,026,450                $   2,188,528

COST OF SALES                                                                 1,190,945                    1,442,777
                                                                       -----------------            -----------------

          Gross profit                                                          835,505                      745,751
                                                                       -----------------            -----------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                            297,885                      185,454
    Marketing expenses                                                           21,630                       13,457
    Research and development                                                     11,221                       15,290
    General and administrative expenses                                         695,135                      585,702
                                                                       -----------------            -----------------

          Total operating costs and expenses                                  1,025,871                      799,903
                                                                       -----------------            -----------------

          Operating (loss) income                                              (190,366)                     (54,152)

OTHER INCOME (EXPENSES):
    Interest expense                                                             59,663                       35,597
    Other income                                                                 14,777                       15,835
                                                                       -----------------            -----------------

Loss before income taxes                                                       (235,252)                     (73,914)

INCOME TAXES                                                                           -                            -
                                                                       -----------------            -----------------

NET LOSS                                                                  $    (235,252)              $      (73,914)
                                                                       =================            =================

Deficit at beginning of period                                               (5,814,955)                  (3,720,509)
                                                                       -----------------            -----------------

Deficit at end of period                                                  $  (6,050,207)               $  (3,794,423)
                                                                       =================            =================

Net loss per common share - primary                                              ($0.05)                      ($0.02)
                                                                       =================            =================

Weighted average shares outstanding - primary                                 4,311,652                    4,423,787
                                                                       =================            =================



See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                   Three Months Ended March 31, 1996 and 1995


                                                                             1996                         1995
                                                                       -----------------            -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                 $    (235,252)              $      (73,914)
 Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation                                                                45,961                       36,974
     Amortization                                                                64,713                       52,760
     (Increase) in accounts receivable                                         (191,109)                     (80,195)
     Decrease in inventories                                                     81,348                      (44,157)
     (Increase) in other current assets                                         (22,692)                     (26,709)
     Decrease in other assets                                                         -                       37,306
     Decrease in accounts payable                                               100,287                       49,287
     Increase (decrease) in accrued expenses                                     18,390                      (45,553)
     Decrease (increase) in deferred rent                                        (1,228)                        (535)
                                                                       -----------------            -----------------

Net cash provided (used in) by operating activities                            (139,582)                     (94,736)
                                                                       -----------------            -----------------

Cash flows from investing activities:
     Additions to property and equipment                                        (13,400)                     (79,624)
                                                                       -----------------            -----------------

Net cash provided by (used in) investing activities                             (13,400)                     (79,624)
                                                                       -----------------            -----------------

Cash flows from financing activities:
     Proceeds from stockholder borrowings                                       420,000                            -
     Principal payments on long - term debt                                    (193,118)                     (68,350)
     Principal payments under capital leases                                    (15,267)                     (14,444)
     Issuance of common stock                                                          -                      75,000
                                                                       -----------------            -----------------

Net cash provided by (used in) financing activities                             211,615                      (82,794)
                                                                       -----------------            -----------------


Net increase (decrease) in cash and cash equivalents                             58,633                     (257,154)

Cash and cash equivalents beginning of period                                    37,772                      320,948
                                                                       -----------------            -----------------

Cash and cash equivalents end of period                                  $       96,405               $       63,794
                                                                       =================            =================


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 As of and For Three Months Ended March 31, 1996


1.   Significant accounting policies

      (a)    Basis of presentation and disclosures included

               The consolidated balance sheet as March 31, 1996, and the related consolidated statements of operations and deficit and cash flows for the three-month periods ended March 31, 1996 and 1995 are unaudited: in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

               The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in American Consolidated Laboratories', Inc. (the Company's) annual consolidated financial statements and notes.

2.   Inventories

         Inventories consist of the following:

                                                             March 31,
                                                               1996         December  31,
                                                            (Unaudited)         1995
                                                            ___________       ___________


 Raw Materials ................................       $     157,977       $    180,913
 Work in process ..............................              29,753             29,154
 Finished goods ...............................             825,565            884,676
                                                      -------------       ------------
                                                      $   1,013,395       $  1,094,743
                                                      -------------       ------------



3. Earnings per share

               The company calculates primary earnings per share including the dilutive effect of stock options and warrants. Fully diluted earnings per share is not presented as it is anti- dilutive.

4.  Stock options

             On February 23, 1996 the Company granted approximately 108,000 nonqualified stock options that have a term of ten years and an exercise price equal to the market price of its stock on the date of grant. All the options vested at date of grant. The information necessary to calculate the effect of the Financial Accounting Standards Board's Statement 123 was unavailable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

   Net sales for the three months ended March 31, 1996 totaled $2,026,450, a decrease of $162,078 or 7% from 1995. This decrease is due to the effects of poor weather which caused the closing of many customers business during the month of January, and lower than last year sales in the area of distributed soft products. The decrease in soft lens sales was due to problems with the Company's computer system in processing customer orders.

   The Company incurred a net loss of $235,252 for the three months ended March 31, 1996 compared to a net loss of $ 73,914 for the three months ended March 31, 1995. The increased loss was due to an increase of $112,431 in selling expenses, and an increase of $109,430 in general and administrative expenses. The increase in selling expenses was due to the addition of a national field sales force in 1995. The increase in general and administrative expenses is due to consulting fees incurred in order to correct the computer system, and increased costs for management compensation.

   Sales of soft contact lenses and lens products totaled $1,247,768 for the three months ended March 31, 1996 compared to $1,485,369 for the three months ended March 31, 1995. The decrease is due to the computer problems mentioned earlier.

   Sales of rigid gas permeable ("RGP") contact lenses totaled $778,682 for the three months ended March 31, 1996 compared to $703,159 for the 1995 period. This increase is principally due to the acquisition of Philcon Laboratories, Inc. in May of 1995.

   1996 gross profit was $835,505 or 41% of sales, compared to $745,751 or 34% of sales for 1995. This increase in gross margin is due to the shift in the sales mix from soft distributed products to manufactured RGP products.

   Selling expenses increased $112,431 or 60 % from 1995. This increase is due to the hiring of a national sales force, and a sales and marketing vice president during the latter part of 1995. During the first quarter of 1995 the company did not have this sales department. During the first quarter of 1996 the sales and marketing vice - president and the sales force were eliminated. Management intends to pursue the sales and marketing effort through a telemarketing program.

   General and administrative expenses for the three months ended March 31, 1996 totaled $695,135, an increase of $109,433 or 19% over the prior year. This increase is due to consulting fees incurred in order to remedy the computer problems, and additional compensation costs to management.

   Interest expense for the three months ended March 31, 1996 totaled $59,663 compared to $ 35,597 for the prior year. This increase is due to the increased borrowings incurred to support the 1995 fourth quarter loss.

   Financial Condition

  Tullis - Dickerson Capital Focus, L.P. provided cash advances during the quarter totaling $420,000. The company continues to aggressively negotiate with various lenders to provide financing to pay off past due vendor balances and maturing obligations, and put in place a credit facility for working capital and future acquisition requirements.

Management believes the achievement of new financing and additional acquisitions will result in increased sales and improved liquidity. However, no assurance can be given that the financing will be obtained or that additional acquisitions will be consummated.

The contract with one buying group customer of the Company is scheduled to expire in June 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        American Consolidated Laboratories, Inc.

Date :_______May 16, 1996_______               By : __(Signature of Joseph Arena
                                                           appears here)_______
                                                         Joseph Arena
                                                        Chief Executive Officer