Form 10KSB/A
period 1995-12-31
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1996-08-05
CIK 823187

FORM 10 - KSB-A

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission file number 000-18448  For the fiscal year ended December 31, 1995


                    AMERICAN CONSOLIDATED LABORATORIES, INC.
        _______________________________________________________________
             (Exact name of registrant as specified in its charter )

        FLORIDA                                        59-2624130
(State or other jurisdiction of                   ( I.R.S. Employer
incorporation or organization)                    Identification No.)

             1640 NORTH MARKET DRIVE, RALEIGH, NORTH CAROLINA 27609
               (Address of principal executive offices) (Zip code)

                                 (919) 872- 0744
               Registrant's telephone number, including area code

                                                 Name of each Exchange
       Title of Each Class                        on Which Registered
                 None                                    None

                        SECURITIES REGISTERED PURSUANT TO
                             SECTION 12 (g) THE ACT:

                          Common Stock, $0.05 Par Value
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) NO

Registrant's revenues for the year ended December 31, 1995 were $9,003,229. The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of February 28, 1996 was $374,222. The number of shares outstanding of Common Stock of the registrant as of February28, 1996 was 4,436,927.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders. (The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A prior to April 30, 1996.)