Form 10QSB
period 1996-06-30
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1996-08-05
CIK 823187

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended      June 30, 1996
                 -----------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) NO

The number of shares outstanding of the registrants Common Stock, par value $0.05 per share, at July 23, 1996 was 4,430,878 shares.

                                     PART 1


ITEM 1.  FINANCIAL STAEMENTS FOR THE PERIOD ENDED JUNE 30, 1996
                                   (Unaudited)
                         (Begins on the following page)

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                          JUNE 30,
                                                                            1996                            DECEMBER
                                                                        (UNAUDITED)                         31, 1995
                                                                      -----------------                 -----------------

CURRENT ASSETS:
   Cash and cash equivalents                                             $     481,031                    $       37,772
   Accounts receivable, less allowance
         for doubtful accounts of $216,000
         ($216,000 at December 1995)                                           616,802                           635,032
    Inventories, at lower of cost (first in,
         first out) or market                                                  707,116                         1,094,743
    Other current assets                                                       168,109                             5,181
                                                                      -----------------                 -----------------

                                Total current assets                         1,973,058                         1,772,728
                                                                      -----------------                 -----------------

PROPERTY AND EQUIPMENT AT COST:
     Land                                                                       50,000                            50,000
     Building and improvements                                                 205,000                           205,000
     Laboratory equipment                                                    1,125,889                         1,114,567
     Office Equipment                                                          326,349                           320,607
     Leasehold improvements                                                     60,150                            60,150
                                                                      -----------------                 -----------------

                                Total property and equipment                 1,767,388                         1,750,324

     Less accumulated depreciation                                           1,217,967                         1,128,838
                                                                      -----------------                 -----------------

                                Property plant and equipment, net              549,421                           621,486
                                                                      -----------------                 -----------------

OTHER ASSETS:
     Costs in excess of  fair value of assets
           acquired                                                            828,419                           828,419
     Other intangible assets                                                   865,034                           865,034
     Deferred loan costs                                                        73,781                            73,781
     Miscellaneous                                                              91,945                            91,945
                                                                      -----------------                 -----------------

                                                                             1,859,179                         1,859,179

     Less accumulated amortization                                             542,814                           411,835
                                                                      -----------------                 -----------------

                                Total other assets, net                      1,316,365                         1,447,344
                                                                      -----------------                 -----------------

TOTAL ASSETS                                                             $   3,838,844                     $   3,841,558
                                                                      =================                 =================


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           JUNE 30,
                                                                            1996                            DECEMBER
                                                                         (UNAUDITED)                        31, 1995
                                                                      -----------------                 -----------------

CURRENT LIABILITIES:
   Accounts payable                                                      $   1,607,354                     $   1,796,484
   Accrued expenses                                                            181,369                           260,097
   Current maturates of long-term debt and
       obligation under capital lease                                           51,200                           230,267
   Revolving credit line (note 3)                                              559,949                                 -
                                                                      -----------------                 -----------------


                                Total current liabilities                    2,399,872                         2,286,848
                                                                      -----------------                 -----------------

LONG - TERM DEBT (note 3):                                                   1,954,520                         1,426,746

DEFERRED RENT                                                                   55,539                            58,238

COMMITMENTS AND CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
   Common stock, $.05 par value, 20,000,000
       shares authorized; 4,609,052 shares issued
       and 4,309,053 and 4,436,927 outstanding, respectively                   236,544                           221,847
   Capital in excess of par                                                  5,969,199                         5,887,834
   Receivable for shares issued as collateral                                 (225,000)                         (225,000)
   Treasury Stock                                                             (150,000)                                -
   (Deficit)                                                                (6,401,831)                       (5,814,955)
                                                                      -----------------                 -----------------

                                Total stockholders' equity (deficit)          (571,088)                           69,726
                                                                      -----------------                 -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   3,838,844                     $   3,841,558
                                                                      =================                 =================


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)



                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                             JUNE 30,
                                                      ----------------------------------   -----------------------------------
                                                            1996             1995                1996              1995
                                                      ----------------------------------   -----------------------------------

NET SALES                                                $   1,979,108    $   2,641,113        $   4,005,558    $   4,829,641

COST OF SALES                                                1,358,993        1,748,661            2,549,938        3,191,438
                                                      ----------------------------------   -----------------------------------

          Gross profit                                         620,115          892,452            1,455,620        1,638,203
                                                      ----------------------------------   -----------------------------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                           172,295          229,969              470,180          415,423
    Marketing expenses                                          19,629           40,052               41,259           53,509
    Research and development                                    13,737           14,413               24,958           29,703
    General and administrative expenses                        692,724          717,926            1,387,859        1,303,628
                                                      ----------------------------------   -----------------------------------

          Total operating costs and expenses                   898,385        1,002,360            1,924,256        1,802,263
                                                      ----------------------------------   -----------------------------------

          Operating (loss) income                             (278,270)        (109,908)            (468,636)        (164,060)

OTHER INCOME (EXPENSES):
    Interest expense                                           (84,120)         (37,358)            (143,783)         (72,955)
    Other income                                                10,760           17,818               25,537           33,654
                                                      ----------------------------------   -----------------------------------

Loss before income taxes                                      (351,630)        (129,448)            (586,882)        (203,361)

INCOME TAXES                                                             -            -                    -                -
                                                      ----------------------------------   -----------------------------------

NET LOSS                                                 $    (351,630)   $    (129,448)       $    (586,882)   $    (203,361)
                                                      ==================================   ===================================

Deficit at beginning of period                              (6,050,207)      (3,794,422)          (5,814,955)      (3,720,509)
                                                      ----------------------------------   -----------------------------------

Deficit at end of period                                 $  (6,401,837)   $  (3,923,870)       $  (6,401,837)   $  (3,923,870)
                                                      ==================================   ===================================

Net loss per common share - primary                             ($0.08)          ($0.03)              ($0.14)          ($0.05)
                                                      ==================================   ===================================

Weighted average shares outstanding - primary                4,309,052        4,423,787            4,309,052        4,423,787
                                                      ==================================   ===================================




See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                     Six Months Ended June 30, 1996 and 1995



                                                                                1996                     1995
                                                                          -----------------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                 $  (586,882)             $  (203,361)
 Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation                                                                89,129                   73,985
     Amortization                                                               130,979                  143,029
     Provision for bad debts                                                       --                    (12,396)
     (Increase) decrease in accounts receivable                                  18,230                 (173,311)
     (Increase) decrease in inventories                                         387,627                  (52,619)
     (Increase) in other current assets                                        (162,928)                 (82,758)
     (Decrease) increase in accounts payable                                   (189,130)                 411,026
     (Decrease) in accrued expenses                                             (78,728)                (102,017)
     (Decrease) in deferred rent                                                 (2,699)                  (1,292)
                                                                            -----------              -----------

Net cash (used in) provided by operating activities                            (394,402)                     286
                                                                            -----------              -----------

Cash flows from investing activities:
     Additions to property and equipment                                        (17,064)                (126,334)
     Purchase of Philcon Laboratories, Inc.                                        --                   (246,972)
                                                                            -----------              -----------

Net cash used in investing activities                                           (17,064)                (373,306)
                                                                            -----------              -----------

Cash flows from financing activities:
     Proceeds from borrowings                                                 1,182,456                  125,000
     Principal payments on long - term debt                                    (246,031)                (331,700)
     Principal payments under capital leases                                    (27,762)                 (29,589)
     Purchase of treasury stock                                                (150,000)                    --
     Issuance of common stock                                                    96,062                  384,570
                                                                            -----------              -----------

Net cash provided by financing activities                                       854,725                  148,281
                                                                            -----------              -----------


Net increase (decrease) in cash and cash equivalents                            443,259                 (224,739)

Cash and cash equivalents beginning of period                                    37,772                  320,948
                                                                            -----------              -----------

Cash and cash equivalents end of period                                     $   481,031              $    96,209
                                                                            ===========              ===========


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                As of and for the Six Months Ended June 30, 1996


1.    Significant accounting policies

     (a)  General

                  American Consolidated Laboratories, Inc. (the Company) is in the business of manufacturing and distribution of contact lenses. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification that might be necessary should the Company be unable to continue as a going concern.

              The Company has made significant progress since December 31, 1995. Management successfully closed on a revolving line of credit with Fidelity Funding during the second quarter. This line of credit provided the funds to allow the Company to meet its current obligations. The Company expects to achieve positive cash flow from operations during the third quarter through continued sales growth, and operating cost reductions. Management continues to aggressively pursue securing additional debt or equity financing, as well as acquisition of a profitable entity. Accomplishment of the actions discussed above would provide sufficient resources to allow the Company to continue as a going concern.

     (b)   Basis of presentation and disclosures included

         The consolidated balance sheet as of June 30, 1996 and the related consolidated statements of operations and deficit and statements of cash flows for the six month periods ended June 30, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal reoccurring items. Interim results are not necessarily indicative of results for a full year.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect for the year ending December 31, 1996, in its year end financial statements.

         The financial statements and notes are presented as permitted by Form 10-QSB and accordingly do not contain certain information included in the Company's annual consolidated financial statements and notes as included in its annual filing on Form 10-KSB. It is recommended that these interim financial statements be read in conjunction with the Company's latest annual filing on Form 10-KSB.

2.    Inventories

       Inventories consist of the following:
                                                      June 30,
                                                       1996        December
                                                    (unaudited)    31, 1995


               Raw Materials........................$ 184,554     $ 180,913
               Work in process......................   27,698        29,154
                   Finished Goods...................  494,864       884,676
                                                      -------      --------
                        Total inventories           $ 707,116    $1,094,743
                                                    ---------    ----------


       As a result of taking a physical inventory on May 31, 1996 the company made an adjustment to reduce inventory and accounts payable. Another physical inventory was taken at June 30, 1996, which resulted in an immaterial variance.

3.    Long - term debt

     On June 28, 1996 the Company closed on a $2,000,000 revolving line of credit with Fidelity Funding of California, Inc. secured by accounts receivable. As of June 28, 1996 the balance outstanding was $559,949. The interest rate on the loan is 1.5% above prime.

     The company used the proceeds of the loan to repay the Bausch & Lomb note, the Polymer note, and the Dave Dougherty note, as well as various suppliers in order to reestablish inventory credit lines.

     Certain borrowings from stockholder have been reclassified to long - term debt to conform to the current presentation.

4.    Earnings per share

     The Company calculates primary earnings per share including the effect of stock options and warrants. Fully diluted earnings per share is not presented as it is anti-dilutive.

5.    Significant customer

       The contract with one customer of the Company is scheduled to expire in August 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   During April of 1996, the Board of Directors of the Company strengthened the Company's management team by bringing in two seasoned executives and reinstating another to replace the previous management.

   On June 28, 1996, the Company closed an asset-based loan facility with Fidelity Funding Group that has allowed the Company to repay certain debt and reopen credit lines with its vendors. This financing will allow the Company to increase its inventory levels in order to achieve higher customer fill rates and overall customer satisfaction. As a result, management has already seen improvement in sales and is optimistic this trend will continue. The new management team is monitoring expense spending very closely.

Results of Operations - Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

   Net sales for the three months ended June 30, 1996, totaled $1,979,108, a decrease of $662,005 or 25.1% from 1995. This decrease is due to the problems encountered with the change over of the computer system in August of 1995, which resulted in erosion of sales through December of 1995. Sales each month in 1996 have been higher than the low point in December of 1995.

   The company incurred a net loss of $351,630 for the three months ended June 30, 1996, compared to a net loss of $ 129,448 for the three months ended June 30, 1995. Gross Profit was $272,337 lower for the three months ended June 30, 1996, compared to June 30, 1995, which accounts for the increased loss.

  Sales of all products were lower for the three months ended June 30, 1996, compared to June 30, 1995. This is the result of the effects of the computer change over problems encountered in August 1995. Sales of all products, especially soft disposable lenses, have been increasing steadily in 1996.

  The Gross Profit for the three months ended June 30, 1996, was $620,115, or 31.3% compared to $892,452, or 33.7% for the three months ended June 30, 1995. Year-to-date the Gross Profit Margin is 36.3% which management believes is more reflective of the company's business.

  All operating costs and expense were lower for the three months ended June 30, 1996, compared to June 30, 1995. Operating costs were lower by $103,975 for the quarter. Selling expenses were $172,295, a reduction of $57,674, or 33%. Marketing expenses were $19,629, a reduction of $20,423, or 51%. Research and development expenses were $13,737, a reduction of $676, or 5%. General and administrative expenses were $692,724, a reduction of $25,202, or 3.5%.

Selling expenses are down due to the elimination of the national sales force, which was established by the previous management in 1995. This industry does not typically operate with a sales force, and consequently the sales force was eliminated in 1996.

Marketing activities had been curtailed during 1996 as a result of the cash flow constraints. With the closing of the Fidelity loan, management intends to allocate funds to increase marketing efforts in an effort to generate sales volume.

General and administrative expenses for the three months ended June 30, 1996, contained some residual expenses related to the previous management. These residual expenses, although decreasing, will still have an impact on future periods. Management is however confident that the trend of general and administrative expenses will continue to be lower than the prior periods.

Interest expense for the three months ended June 30, 1996, totaled $84,120 compared to $37,358 for the same period in 1995. The increase is the result of the additional funds borrowed to support the 1995 loss.


Results of Operations - Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

   Net sales for the six months ended June 30, 1996 totaled $4,005,558, a decrease of $824,083 or 17.1% from 1995. This decrease is due to the problems encountered with the change over of the computer system in August of 1995, which resulted in erosion of sales through December of 1996. Sales have been increasing steadily in 1996 from the low in December of 1995.

   The Company incurred a net loss of $586,882 for the six months ended June 30, 1996 compared to a net loss of $ 203,361 for the six months ended June 30, 1995. Gross Profit was $182,583 lower for the six months ended June 30, 1996 compared to June 30, 1995 due to the lower sales.

  Sales of all products were lower for the six months ended June 30, 1996 compared to June 30, 1995. This is the result of the effects of the computer change over problems encountered in August 1995 which affected customer service levels. Sales of all products, especially soft disposable lenses, have been increasing steadily in 1996. Management expects this trend to continue now that the Fidelity loan has closed and inventory levels are being increased to provide adequate customer fill rates.

  The Gross Profit for the six months ended June 30, 1996 was $1,455,620, or 36.3% compared to $1,638,203, or 33.9% for the six months ended June 30, 1995. This represents the effect of manufactured products being a larger portion of the product mix than distributed products in 1996 compared to 1995.

Total operating costs for the six months ended June 30, 1996 increased $121,993. This is the result of expenses incurred in the first quarter by the previous management which included ; the additional costs to rectify the computer system problems; and the cost of the national sales force. As discussed in the previous section these costs are trending down and should be under the prior period for the rest of the year.

Selling expenses are up due to the creation of the National sales force, which was established by the previous management in 1995. This industry does not typically operate with a sales force, and consequently the sales force was eliminated in early 1996. The Company employees three sales representatives to solicit new business and service existing customers.

Marketing activities had been curtailed during 1996 as a result of the cash flow constraints. With the closing of the Fidelity credit line, management intends to allocate funds to increase marketing efforts in order to generate sales volume.

General and administrative expenses increased $84,231 for the six months ended June 30, 1996. This primarily the result of expenses incurred to correct the computer problems in the first quarter. Management is however confident that the second quarter trend of lower general and administrative expenses compared to prior periods will continue for the remainder of 1996.

Interest expense for the six months ended June 30, 1996 totaled $143,738 compared to $72,955 for the same period in 1995. The increase is the result of the additional funds borrowed to support the 1995 loss.

 FINANCIAL CONDITION

Cash at June 30, 1996, was $481,031 as the result of the closing of the Fidelity loan on June 28, 1996, compared to cash at June 30, 1995, of $96,209. Net cash used in operating activities for the six months ended June 30, 1996, was $394,402 compared to $286 provided by operating activities for the same period in 1995. Of the $394,402 used in operating activities in 1996, approximately $200,000 is the net result of adjustments made in May to the inventory and accounts payable.

The Company had a working capital deficit of $426,814 compared to a working capital deficit of $514,120 at December 31, 1995.

Management believes the Company's financial condition has been improved compared to December 31, 1995. However, management continues to aggressively pursue obtaining debt or equity financing, as well as acquisitions in order to improve liquidity and enhance shareholder value. No assurances can be given that additional financing can be obtained, or that acquisitions will be consummated. If management is not successful in generating positive cash flow from operations or raising additional financing the Company may not have adequate cash to meet its current obligations.

                                     PART II

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       On June 6, 1996 the Company held its Annual Meeting of Shareholders. At that meeting, the shareholders voted to approve the following items:

       1. The election of four directors to hold office until the next annual meeting.

       2. The ratification of the appointment of Deloitte & Touche LLP to serve as the Company's independent auditors for the year ending December
          31, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   American Consolidated Laboratories, Inc.

Date :  ___________________    By : ______________________________
                                         Joseph A. Arena
                                         Chief Executive Officer