Form 10QSB
period 1996-09-30
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1996-11-12
CIK 823187

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For The Quarterly Period Ended            September 30, 1996
              ------------------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from                to


                        Commission file number 000-18448

                    AMERICAN CONSOLIDATED LABORATORIES, INC.

         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) NO

The number of shares outstanding of the registrants Common Stock, par value $0.05 per share, at October 28, 1996 was 4,008,744 shares.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS FOR THE PERIOD ENDED SEPTEMBER 30, 1996
                                   (Unaudited)
                         (Begins on the following page)

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                           SEPTEMBER
                                                           30, 1996            DECEMBER
                                                          (UNAUDITED)          31, 1995
                                                      ---------------      ------------
CURRENT ASSETS:
   Cash (overdraft)                                   $     (61,419)       $     37,772
   Accounts receivable, less allowance
         for doubtful accounts of $216,000
         ($216,000 at December 1995)                        751,232             635,032
    Inventories, at lower of cost (first in,
         first out) or market (note 2)                      776,793           1,094,743
    Other current assets                                    146,138               5,181
                                                       ------------        ------------

              Total current assets                        1,612,745           1,772,728
                                                       ------------        ------------

PROPERTY AND EQUIPMENT AT COST:
     Land                                                    50,000              50,000
     Building and improvements                              205,000             205,000
     Laboratory equipment                                 1,041,869           1,114,567
     Office Equipment                                       260,997             320,607
     Leasehold improvements                                  56,024              60,150
                                                       ------------        ------------

              Total property and equipment                1,613,891           1,750,324

     Less accumulated depreciation                        1,105,356           1,128,838
                                                       ------------        ------------

              Property plant and equipment, net             508,535             621,486
                                                       ------------        ------------

OTHER ASSETS:
     Costs in excess of  fair value of assets
           acquired                                         828,419             828,419
     Other intangible assets                                865,034             865,034
     Deferred loan costs                                     73,781              73,781
     Miscellaneous                                           91,945              91,945
                                                       ------------        ------------

                                                          1,859,179           1,859,179

     Less accumulated amortization                          609,079             411,835
                                                       ------------        ------------

              Total other assets, net                     1,250,100           1,447,344
                                                       ------------        ------------

TOTAL ASSETS                                           $  3,371,381        $  3,841,558
                                                       ============        ============

See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 SEPTEMBER
                                                                  30, 1996                   DECEMBER
                                                                (UNAUDITED)                  31, 1995
                                                              --------------             --------------
CURRENT LIABILITIES:
   Accounts payable                                            $   1,378,069             $   1,796,484
   Accrued expenses                                                  411,715                   260,097
   Current maturates of long-term debt and
       obligation under capital lease                                 71,250                   230,267
   Revolving credit line                                             594,160                        -
                                                               -------------             -------------


              Total current liabilities                            2,455,194                 2,286,848
                                                               -------------             -------------

LONG - TERM DEBT:                                                  2,046,506                 1,426,746

DEFERRED RENT                                                         54,069                    58,238

COMMITMENTS AND CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
   Common stock, $.05 par value, 20,000,000
       shares authorized; 4,305,744 shares issued
       and 3,998,744 and 4,436,927 outstanding, respectively         220,081                   221,847
   Capital in excess of par                                        5,753,016                 5,887,834
   Receivable for shares issued as collateral                             -                   (225,000)
   Treasury Stock                                                  (307,000)                        -
   (Deficit)                                                     (6,850,486)                (5,814,955)
                                                               -------------              -------------

              Total stockholders' equity (deficit)               (1,184,389)                    69,726
                                                               -------------              -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  3,371,381               $  3,841,558
                                                               =============             =============

See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)


                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                        ---------------------------------   ------------------------------
                                                                1996             1995            1996              1995
                                                        ---------------------------------   ------------------------------
NET SALES                                                $    2,073,964    $   2,523,295   $   6,079,522    $   7,352,936

COST OF SALES                                                 1,434,722        1,545,335       3,984,660        4,736,773
                                                        ---------------------------------   ------------------------------

          Gross profit                                          639,243          977,960       2,094,863        2,616,163
                                                        ---------------------------------   ------------------------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                            247,255          333,396         717,435          748,819
    Marketing expenses                                           40,109           45,494          81,368           99,003
    Research and development                                     12,201           13,720          37,159           43,423
    General and administrative expenses                         684,925          831,683       2,072,784        2,135,311
                                                        ---------------------------------  -------------------------------

          Total operating costs and expenses                    984,489        1,224,293       2,908,745        3,026,556
                                                        ---------------------------------   ------------------------------

          Operating loss                                       (345,246)        (246,333)       (813,882)        (410,393)

OTHER INCOME (EXPENSES):
    Interest expense                                           (125,255)         (36,876)       (269,038)        (109,831)
    Other income                                                 11,847              949          37,384           34,603
                                                        ---------------------------------   ------------------------------

Loss before income taxes                                       (458,655)        (282,260)      (1,045,537)       (485,621)

INCOME TAXES                                                         -                -                -               -
                                                        ---------------------------------   ------------------------------

NET LOSS                                                 $     (458,655)   $    (282,260)  $   (1,045,537)   $   (485,621)
                                                        =================================   ==============================

Deficit at beginning of period                               (6,401,831)      (3,923,870)     (5,814,949)      (3,720,509)
                                                        ---------------------------------   -----------------------------------

Deficit at end of period                                 $   (6,860,486)   $  (4,206,130)  $  (6,860,486)   $  (4,206,130)
                                                        =================================   ===================================

Loss per common share - primary                                  ($0.11)          ($0.07)         ($0.25)          ($0.11)
                                                        =================================   ===================================

Weighted average shares outstanding - primary (note 3)        4,233,663        4,032,286       4,233,663        4,414,736
                                                        =================================   ===================================


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                  Nine Months Ended September 30, 1996 and 1995

                                                                           1996                    1995
                                                                    -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                           $    (1,045,537)         $   (485,621)
 Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation                                                           132,440               110,286
     Amortization                                                           197,244               231,196
     Provision for bad debts                                                     -                (16,397)
     Receipt of shares issued as collateral                                 225,000                    -
     Adjustments to opening reained earnings                                 10,000                    -
     Adjustments to equity for prior period items                          (136,579)                   -
     (Increase) in accounts receivable                                     (116,200)             (162,533)
     Decrease in inventories                                                317,950               143,522
     (Increase) decrease in other current assets                           (140,957)               27,964
     (Decrease) in accounts payable                                        (418,415)              195,484
     (Decrease) increase in accrued expenses                                151,618               (10,558)
     (Decrease) in deferred rent                                             (4,169)               (2,048)
                                                                   ------------------       ---------------

Net cash (used in) provided by operating activities                        (827,606)               31,295
                                                                   ------------------       ---------------

Cash flows from investing activities:
     Additions to property and equipment                                    (19,489)             (243,234)
     Purchase of Philcon Laboratories, Inc.                                      -               (246,972)
                                                                   ------------------      ----------------

Net cash used in investing activities                                       (19,489)             (490,206)
                                                                   ------------------      ----------------

Cash flows from financing activities:
     Proceeds from borrowings                                             1,607,606               300,000
     Principal payments on long - term debt                                (518,139)             (466,706)
     Principal payments under capital leases                                (34,563)                   -
     Issuance of common stock                                                    -                402,695
     Purchase of treasury stock                                            (307,000)                   -
                                                                   -----------------       ----------------

Net cash provided by financing activities                                   747,904               235,989
                                                                   ------------------      ----------------


Net (decrease) in cash and cash equivalents                                 (99,191)             (222,922)

Cash beginning of period                                                     37,772               320,948
                                                                   ------------------      ----------------

Cash (overdraft) end of period                                      $       (61,419)       $       98,026
                                                                   ==================      ================


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
             As of and for the Nine Months Ended September 30, 1996


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

    (b)  Basis of presentation and disclosures included

         The consolidated balance sheet as of September 30, 1996 and the related consolidated statements of operations and deficit and statements of cash flows for the nine month periods ended September 30, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal reoccurring items. Interim results are not necessarily indicative of results for a full year.

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

2.  Inventories

         Inventories consist of the following:

                                                                    Sept. 30,
                                                                      1996             December
                                                                   (unaudited)         31, 1995
          Raw Materials........................................     $ 176,297        $ 180,913
          Work in process......................................        40,891           29,154
          Finished Goods.......................................       559,793          884,676
                                                                      -------         --------
                  Total inventories                                 $ 776,793       $1,094,743
                                                                    ---------       ----------


3.  Loss per share

    The Company calculates primary loss per share including the effect of stock options and warrants. Fully diluted loss per share is not presented as it is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Net sales for the three months ended September 30, 1996, totaled $2,073,964, a decrease of $449,331 or 17.8% from 1995. The percentage decrease in sales reflects improvement from the 25.1% decrease in the second quarter. The lower sales in the third quarter of 1996 compared to 1995 continues to be due to the problems encountered with the change-over of the computer system in August of 1995, which resulted in erosion of sales through December of 1995. Net sales per day have been increasing steadily during the 1996 and exceeded an average of $32,000 per day during the third quarter compared to an average of $20,000 per day in December 1995.

The company incurred a net loss of $458,655 for the three months ended September 30, 1996, compared to a net loss of $282,260 for the three months ended September 30, 1995. Gross Profit was $338,717 lower for the three months ended September 30, 1996, compared to September 30, 1995. Had sales not declined, due to the problems encountered in 1995, the loss in 1996 would have been less than the loss in 1995 due to tighter control over expenses.

Sales of all products were lower for the three months ended September 30, 1996, compared to the three months ended September 30, 1995. This is the result of the effects of the computer change over problems encountered in August 1995. Sales of all products, especially soft disposable lenses, have been increasing steadily in 1996. This is supported by the increase in daily sales mentioned above. Management believes that the computer problems have been corrected and the system is functioning properly.

The Gross Profit for the three months ended September 30, 1996, was $639,243, or 30.8% compared to $977,960, or 38.7% for the three months ended September 30, 1995. The Gross Profit for the three months ended September 30, 1995 is not representative due to timing issues in 1995.

All operating costs and expense's were lower for the three months ended September 30, 1996, compared to September 30, 1995. Operating costs were lower by $239,804 for the quarter. Selling expenses were $247,255, a reduction of $86,141, or 25.8%. Marketing expenses were $40,109, a reduction of $5,385, or 11.8%. Research and development expenses were $12,201, a reduction of $1,519, or 11.1%. General and administrative expenses were $684,925, a reduction of $146,758, or 17.6%.

Selling expenses are down due to the elimination of the national sales force, which was established by the previous management in 1995. This industry does not typically operate with a sales force, and consequently all but one sales position were eliminated in 1996.

Marketing activities were reinstituted during third quarter as a result of closing the Fidelity Loan on June 28, 1996. Management intends to continue to allocate funds to increase marketing efforts in an effort to generate sales volume. Management is in the process of establishing a two-person telemarketing group which should be in place by the end of the fourth quarter.

General and administrative expenses for the three months ended September 30, 1996, contained some residual expenses related to the previous management. These residual expenses, although decreasing, will still have an impact on future periods.

Interest expense for the three months ended September 30, 1996, totaled $125,255 compared to $36,876 for the same period in 1995. The increase is the result of the additional funds borrowed to support the 1996 and 1995 losses.

Results of Operations - Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Net sales for the nine months ended September 30, 1996 totaled $6,079,522, a decrease of $1,273,414 or 17.3% from 1995. This decrease is due to the problems encountered with the change over of the computer system in August of 1995, which resulted in erosion of sales through December of 1995. Sales have been increasing steadily on a daily basis in 1996 from the low in December of 1995, as discussed in the previous section.

The Company incurred a net loss of $1,045,537 for the nine months ended September 30, 1996 compared to a net loss of $485,621 for the nine months ended September 30, 1995. Gross Profit was $521,300 lower for the nine months ended September 30, 1996 compared to September 30, 1995 due to lower sales levels and lower margins.

Sales of all products were lower for the nine months ended September 30, 1996 compared to September 30, 1995. This is the result of the effects of the computer change-over problems encountered in August 1995 which affected customer service levels. Sales of all products, especially soft disposable lenses, have been increasing steadily in 1996. Management expects sales on a daily basis continue to increase as discussed in the previous section.

The Gross Profit for the nine months ended September 30, 1996 was $2,094,863, or 34.5%, compared to $2,616,163, or 35.6%, for the nine months ended September 30, 1995. This represents the effect of the continued price pressures on the soft distributed products from the four major vendors. Management believes the margins in this segment of the business will continue to decline.

Total operating costs for the nine months ended September 30, 1996 decreased $121,993 compared to the third quarter of 1995. This is the result of actions taken by the new management team since May.

Interest expense for the nine months ended September 30, 1996 totaled $269,038 compared to $109,831 for the same period in 1995. The increase is the result of the additional funds borrowed to support the 1996 and 1995 losses.

FINANCIAL CONDITION

Cash overdraft at September 30, 1996, was ($61,419) due to the timing of cash receipts, compared to cash at December 31, 1995, of $37,772. Net cash used in operating activities for the nine months ended September 30, 1996, was $827,606 compared to $31,295 provided by operating activities for the same period in 1995.

The Company had a working capital deficit of $842,449 compared to a working capital deficit of $514,120 at December 31, 1995.

Management believes the Company's financial condition continues to improve compared to December 31, 1995. However, management continues to aggressively pursue obtaining debt or equity financing, as well as acquisitions in order to improve liquidity and enhance shareholder value. No assurances can be given that additional financing can be obtained, or that acquisitions will be consummated. If management is not successful in generating positive cash flow from operations or raising additional financing the Company may not have adequate cash to meet its current obligations.

                                     PART II

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              10(a) Employment Agreement dated April 11, 1996 between the Registrant and Joseph A. Arena.

              10(b) Employment Agreement dated April 11, 1996 between the Registrant and Kenneth C. Kirkham.

         (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        American Consolidated Laboratories, Inc.

Date :  ___________________             By : ______________________________
                                             Joseph A. Arena
                                             Chief Executive Officer