Form 10KSB40
period 1996-12-31
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1997-03-31
CIK 823187

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10 - KSB
(Mark One)

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                December 31, 1996

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the Transition Period from____________________  to _______________

                        Commission file number 000-18448

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                 (Name of small business issuer in its charter )

          FLORIDA                                       59-2624130
 State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

             1640 NORTH MARKET DRIVE, RALEIGH, NORTH CAROLINA 27609
               (Address of principal executive offices) (Zip code)

                                 (919) 872- 0744
                            Issuer's telephone number

Securities registered under Section 12 (d) of the Exchange Act:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------

   Common Stock, $0.05 Par Value                        N/A

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) NO ( )

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. (X)

      Issuer's revenues for the year ended December 31, 1996 were $7,858,315.

      The aggregate market value of the voting common stock of issuer held by non-affiliates as of February 28, 1997 was $581,991.

     The number of shares outstanding of the registrants Common Stock, par value $0.05 per share, at February 28, 1997 was 4,009,956 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders. The Company intends to file with the Commission a definitive proxy statement under Regulation 14(a) prior to April 30, 1997.

                                1996 FORM 10-KSB

                                TABLE OF CONTENTS


                                     PART I
                                                                        PAGE NO.

Item  1.   Description of Business                                         3

Item 2.    Description of Properties                                       8

Item 3.    Legal Proceedings                                               8

Item 4.    Submission of  Matters to a vote of  Security Holders           9


                                     PART II

Item 5.    Market for Common Equity and Related Stockholders Matters       9

Item 6.    Management's Discussion and Analysis                           10

Item 7.    Financial Statements                                           12

Item 8.    Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure                                           12

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16 (a) of the Exchange Act              29

Item 10. Executive Compensation                                           29

Item 11. Security Ownership of Certain Beneficial Owners and Management   29

Item 12. Certain Relationships and Related Transactions                   29

Item 13. Exhibits and Reports on  Form 8-K                                29

                                     PART I

ITEM  1.   BUSINESS

GENERAL

American Consolidated Laboratories, Inc. (the "Company", or "ACL") is a leading manufacturer of custom contact lenses and is a distributor of commodity lenses. The Company is headquartered in Raleigh, North Carolina with manufacturing and distribution operations in Sarasota, Florida and Raleigh, and a sales office in Philadelphia, Pennsylvania.

ACL is a Florida corporation formed in 1985 under the name Salvatori Ophthalmics. The name was changed in 1994 to better reflect the Company's announced acquisition strategy within the contact lens laboratory and distributor industry segment. ACL is traded over-the- counter under the symbol EYES.

In December 1994, the Company acquired all the stock of Carolina Contact Lens, Inc. ("CCL"). CCL is a manufacturer of custom contact lenses and distributor of commodity lenses for all the major manufacturers. CCL's customers are primarily located in the mid-Atlantic states. Subsequently the Company moved its headquarters from Sarasota to Raleigh. In May 1995, the Company acquired certain assets of Philcon Laboratories, Inc. ("Philcon"). Philcon was a manufacturer of custom contact lenses and distributor of commodity lenses for all the major manufacturers. Philcon customers are primarily located in the greater Philadelphia area.

The contact lens industry today can be divided into two principal segments: commodity lenses, which are soft lenses mass-produced to industry standard parameters, and custom lenses, which are custom-made to individual specifications from primarily Rigid Gas Permeable ("RGP") or soft materials.

ACL manufactures custom lenses in simple to complex lens designs from both RGP and soft materials. The Company's expertise is in the more complex lens designs for more difficult to fit eye care situations such as: presbyopia, keratoconus, post-keratoplasty, radical keratotomy, pediatric aphakia, and high degrees of myopia, hyperopia, and astigmatism. The Company also distributes a full line of disposable and non-disposable commodity lenses produced by all the major manufacturers.

PRINCIPAL PRODUCTS

CUSTOM LENSES The Company manufactures a full line of daily and extended wear custom lenses in the most technologically advanced designs from over 15 different Food and Drug Administration ("FDA") approved base materials (buttons) purchased from various suppliers or from proprietary materials. Custom lenses are made to individual patient specifications. Lens designs range from simple spheres to complex toric, bi-toric, bifocal, and multifocal lenses. The company manufactures custom lenses from cylindrical buttons on state-of-the-art automated lathing equipment.

The raw material buttons are purchased by the Company from two primary suppliers, Polymer Technologies Corp., a subsidiary of Bausch & Lomb, and Paragon Vision Sciences. The Company has no difficulty in obtaining an adequate supply of raw material buttons. The Company produces methafilcon A from generally available chemicals, under a license agreement with Kontour Kontact Lens, Inc. which is the raw material used in the production of soft lenses. The Company purchases polymacon from a supplier in Sarasota, however there are alternative suppliers available if needed.

The Company utilizes two FDA approved manufacturing facilities located in Raleigh and Sarasota. The Sarasota site manufactures both soft and rigid lenses, while the Raleigh facility produces only RGP lenses. The Sarasota facility has been approved by the FDA for all of the Company's soft custom lens products for "Rapid Release". This allows for next day shipment of custom soft lenses and is a significant service advantage in the market place.

All custom lenses are warranted to be free of defects in workmanship, and the raw material is warranted by each manufacturer.

COMMODITY LENSES The Company distributes virtually every brand of daily wear, extended wear, disposable, and specialty soft lenses of any consequence available in the United States. The Company's Raleigh facility includes a distribution center for commodity lenses manufactured by the principal commodity lens manufacturers: Bausch & Lomb, Wesley-Jessen, Ciba-Geigy and Johnson & Johnson. All commodity products are covered by warranties from each manufacturer.

LENS CARE PRODUCTS The Company distributes the Boston line of RGP lens care products from Polymer Technology Corp., along with certain other brands.

DISTRIBUTION METHODS

The Company's primary means of distributing its products is regular mail or overnight service on a daily basis. The method of distribution is determined based on the customer's preference. To a lesser extent, products are distributed next day service at the customer's request or in special circumstances. The cost of distribution is billed to the customer directly on the invoice as a separate item along with the product and applicable sales tax, if any.

NEW PRODUCTS

MAXIMEYES RGP PLANNED REPLACEMENT PROGRAM In 1997, the Company will introduce the "MaximEyes" RGP Planned Replacement Program from Paragon Vision Science featuring the new FluoroPerm 151 material. This program is intended to address the growing consumer trend towards convenience which has propelled the significant growth in the disposable segment of the commodity lens market at the expense of the non-disposable segment of the commodity lenses market. With the "MaximEyes" Program, the lenses are replaced at regular intervals which provides for better vision, corneal health, and comfort.

The FluoroPerm 151 material has one of the highest oxygen permeablilities available in the U.S. today. It promotes optimal corneal health with approximately four times the oxygen transmission of soft lenses. This makes it ideal for extended and flexible wear schedules, thick lens profiles, specialty applications and planned replacements. FluroPerm 151 achieves a balance between visual acuity, corneal health, and comfort. A lens made of this material offers safe, extended wear up to 7 days.

CORNEAL MAPPING During 1996 the Company installed the three leading corneal mapping software systems to enhance its consultant fitting services. This software permits a real-time transmission to the Company's consultants of a picture of the patient's cornea. This sophisticated system greatly simplifies the fitting process by allowing the consultant to assess directly the patient's corneal shape when working with the eye care professional. Corneal mapping is the latest technology available and results in a higher initial success rate and a more cost efficient practice for the eye care professional.

MARKETING

The Company's products are marketed directly to eye care professionals, ophthalmologists, optometrists and opticians. These eye care professionals are in individual or group practices, associated with chain stores, or members of buying groups.

The Company's marketing emphasis is on high margin custom lenses which are more difficult to fit, such as multifocal, keratoconus, post-keratoplasty, radical keratotomy, pediatric aphakia, and lenses for high degrees of myopia, hyperopia, and astigmatisms.

The Company's marketing efforts are focused on tele-marketing directly to the eye care professional, print advertising in trade publications, trade show participation, professional seminars, direct mail pieces and incentive programs based on volume purchased.

Sales and marketing efforts are further supported by highly experienced consultants that work directly with the eye care professional to fit the lenses. New sophisticated corneal mapping technology allows the consultant to more precisely evaluate and offer guidance to the eye care professional resulting in a better fit for the patient on the first visit, which increases the efficiency of the eye care professionals practice.

The Company did business in 45 states in 1996. Sales are primarily concentrated in the Mid-Atlantic states, the Midwest, and the Northeast.

COMPETITION

CUSTOM LENSES In the custom lens segment of the market, ACL is already one of the 5 largest manufacturers. This segment is highly fragmented, and is currently comprised of approximately 200 small independent companies.
ACL  is a dominant force in its primary markets on  the East

Coast. ACL penetration in its primary markets has been based on a combination of outstanding customer service and price. Outside of its primary markets along the east coast, the Company does experience competition from other labs on a regional basis.

There is little competitive threat to the Company from the major manufacturers because the job-shop production process of custom lenses is not compatible with the continuous flow, low cost processes required to compete in the commodity contact lens business.

COMMODITY LENSES The commodity lens segment of the market has two components, disposable and non-disposable lenses, and is dominated by the four major, well capitalized manufacturers. The production of commodity lenses requires sophisticated technology and significant capital investment to allow for large, low cost production runs. Due to the intense competition in the commodity lens segment, prices and margins have been declining over the past several years, especially with respect to disposable lenses.

Disposable commodity lenses are the fastest growing lens type in the contact lens industry today. In an effort to maintain profit margins, the major manufacturers are making it more economical for the eye care professional to go direct to the manufacturer to purchase their disposable commodity lenses. As a result, the major manufacturers represent more of a competitive threat for sales of this lens type than do other distributors.

The non-disposable lens business is also competitive. The major competitors for this lens type are the other authorized distributors and the manufacturers. The authorized distributors are the Company's direct competition on a daily basis. The major manufacturers compete with the Company indirectly, as they spend significant advertising dollars to influence the eye care professional and the end consumer to the merits of disposable products. This is rapidly shifting consumers to disposable products from non-disposable. The non-disposable lens market is quickly becoming a replacement market and should continue to decline. The growth, if any, in this segment of the business will come as financially weaker distributors cease doing business.

SIGNIFICANT CUSTOMER

The Company had a multi-year contract with one customer that expired August 31, 1996. The contract was not renewed when it expired. Sales to this customer in 1996 and 1995 were approximately $460,000, or 5.9%, of total sales and $761,000, or 8.5%, of total sales, respectively. The expiration of this contract has not had a significant adverse effect on the Company. The Company has no other single customer which accounts for more than 2.0% of total sales.

PATENTS, TRADEMARKS AND LICENSE

The Company has seven registered U.S. Trademarks, one of which is also registered in Canada. The registered trademarks currently being used by the Company are "Allvue", "BiVue", "Consta-Vu", "Sof-form", and "Accuform". The Company occasionally uses the marks "Comfort Control" and "The Tailors of Contact Lenses". ACL does not own any patents.

The Company holds three manufacturing licenses. A nonexclusive license, expiring in 2006, is held from the estate of David Volk, M.D., to manufacture certain aspheric RGP lenses and a soft multifocal lens sold under the trademark "Allvue". The Company holds an on going license from Kontour Kontact Lens to produce Methafilcon A and contact lenses from that material. In addition, the Company has licenses with Polymer Technology Corp., a division of Bausch & Lomb, and Paragon Vision Sciences to produce RGP lenses from each individual company's various polymers. Polymer and Paragon are the industry leaders, however the Company also has license agreements with every U.S. polymer manufacturer. This is a competitive advantage which allows ACL to manufacture in any material the eye care professional prefers.

FDA AND ENVIRONMENTAL REGULATION

Virtually all of the products manufactured or distributed by the Company are classified as medical devices and are therefore regulated by the U.S. Food and Drug Administration. FDA regulations govern the Company's products, manufacturing procedures, and facilities.

All new medical devices must be submitted to the FDA along with supporting microbiological, toxicoligical, and clinical trial results to obtain approval for a Pre-Market Application ("PMA"), which must be obtained before the device can be marketed. The approval process can take several years and be very expensive. The Company does not currently have any submission with the FDA for approval.

ACL is an FDA approved alternative manufacturer for virtually every RGP polymer under each supplier's PMA.

The Company is subject to various environmental laws. Most of these regulations apply to the proper handling, storage, and disposal of chemicals used in the manufacturing process. The cost of complying with applicable laws is not significant to the Company's operation. The Company generates very little hazardous waste in its manufacturing process. The Company contracts with a licensed company to properly dispose of any waste generated. The Company is not aware of any violations of environmental regulations. The Company is not aware of any pending regulations or legislation that would have an impact on the Company's business.

RESEARCH AND DEVELOPMENT

The Company's research and development activities are primarily devoted to developing and enhancing lens designs and qualifying as an FDA approved alternative manufacturing site for new RGP materials and designs. Total expenditures in this area have been less than $60,000 per year in both 1996 and 1995. All of the Company's research and development expenditures are funded internally. No funds are received for research and development from suppliers or customers.

EMPLOYEES

At December 31, 1996, the Company employed 63 individuals, of which 59 were full-time employees. The Company is not party to any collective bargaining agreements and believes that its relations with its employees are good.

ITEM  2.  PROPERTIES

The Company leases its facilities in Raleigh, North Carolina, Sarasota, Florida and Philadelphia, Pennsylvania. The Company owns a facility in Lincoln, Nebraska which was closed on November 15, 1996. On March 3, 1997 the Company executed an agreement to sell this facility.

In Raleigh, the Company leases a single purpose, one-story building of approximately 6,000 square feet from the former owner of CCL who is also an officer of ACL. The Company manufactures custom RGP lenses and distributes commodity lenses in this facility. The term of the lease is five years commencing in December 1994, and provides for monthly rent of $5,000. This facility is fully utilized at present with no opportunity for expansion. On November 1, 1995 the Company leased approximately 1,360 square feet of administrative space in a building adjacent to the manufacturing and distribution building for a term of five years. This space accommodates the Company's corporate administration functions. The monthly rent is $963 for the first three years of the lease and $1,020 in the fourth and fifth years.

In Sarasota, the Company leases approximately 12,000 square feet in a single story concrete block building. The Company manufactures both custom RGP and Soft lenses in this facility. The term of the lease is ten years, and terminates on January 31, 2001, and provides for monthly rent of approximately $8,500 in 1996, with 3% increases each year of the lease. During 1996, the Company subleased approximately half of the 12,000 square foot space to one tenant and is collecting rent under the sublease agreement.

In Philadelphia, the Company leases 2,000 square feet of administrative space in a multi-purpose facility. The Company operates a sales office out of this facility. The term of the lease is five years commencing on January 1, 1996, and provides for monthly rental payments of $2,275, with annual increases of approximately 3%.

The Company owns two connected buildings comprising approximately 10,800 square feet in Lincoln from which it operated a custom lens manufacturing facility until it was closed on November 15, 1996. These two one-story buildings, one of which is of steel construction and the other of which is brick masonry, are about 35 years old and are in good condition. The Company has a mortgage loan from Cornhusker Bank, secured by the property and the buildings. On March 3, 1997, the Company executed an agreement to sell the land and building at a price in excess of its current carrying value.

The Company's tangible property consists primarily of production equipment and computer hardware which is either owned or leased. The leased equipment is subject to liens held by a variety of financing companies, none of which is material.

ITEM  3.  LEGAL PROCEEDINGS

None.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 12, 1997 the Company held a Special Meeting of Shareholders at the Company's offices in Raleigh. The purpose of the meeting was to vote on a proposal to amend the Company's Articles of Incorporation that would increase the authorized number of shares of capital stock of the Company by creating a class of 5,000,000 shares of Preferred Stock with no par value. The proposal was approved by unanimous vote of the shareholders attending.



                                     PART II

ITEM  5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The common stock of the Company is reported by The National Association of Securities Dealers through the NASD OTC Bulletin Board, its automated system for reporting NON-NASDAQ quotes and National Quotation Bureau's Pink Sheets. The prices shown are the high and low bid prices for each quarter and do not include retail markup, markdowns or commissions.


                                      1996                     1995
                               High         Low         High         Low
                            -------------------------------------------------
First Quarter                    1          1/4         2 1/8        1/2
Second Quarter                 1 3/4        1/2           5         1 1/2
Third Quarter                  1 5/8         1          4 3/8       1 1/2
Fourth Quarter                   1          7/16        2 1/2        3/8


As of March 21, 1997, the Company had approximately 231 shareholders of record of its common stock.

No cash dividends have been declared or paid on the Company's common stock. Various loan agreements prohibit the Company from paying dividends. Further, the Company has no plans for payment of cash dividends on stock until operations generate funds in excess of those required to provide for the growth needs of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995

GENERAL

During April of 1996, the Board of Directors of the Company strengthened the Company's management team by bringing in two seasoned executives to replace the previous management

On June 28, 1996, the Company closed on an asset-based loan facility with Fidelity Funding Group that has allowed the Company to repay certain debt and reopen credit lines with its vendors. This financing allowed the Company to increase its inventory levels in order to achieve higher customer fill rates and overall customer satisfaction.

RESULTS OF OPERATIONS

Net sales for the year ended December 31, 1996 ("1996"), totaled $7,858,314, a decrease of $1,144,915, or 13.7% from the ended December 31, 1995 ("1995"). This decrease is due to the problems encountered with the change to a new fully integrated computer software package in August of 1995, which resulted in the erosion of sales through December of 1995. Monthly sales increased steadily in 1996 from the low in December of 1995.

The Company incurred an operating loss, excluding the impact of restructuring expenses and write-down of intangible assets of $1,354,263 in 1996 compared to $1,775,159, in 1995, an improvement of $420,896. The Company attributes the loss to decisions and actions taken in 1995 by the previous management team and the residual implications of those decisions and actions which carried over into 1996. Significant progress was made in the third and fourth quarters to increase sales and reduce the monthly level of expenses built up by the previous management team.

Sales of all products were lower for 1996 compared to 1995. This is primarily the result of the effects of the computer software installation problems encountered in August 1995, which adversely affected customer service levels, and the change in philosophy by the major manufacturers to compete directly with the distributors for the commodity disposable products.

The gross profit for 1996 was $2,469,673, or 31.4%, of net sales compared to $2,762,654, or 30.7%, of net sales for 1995. This represents the effect of continued pricing pressures on the commodity disposable products from the major manufacturers. Management believes pressure on pricing will continue for this product line as the Company competes with the manufacturers for these sales.

Total operating costs and expenses, excluding restructuring expenses, and the write-down of Intangible Assets, for 1996 were $3,823,936 compared to $4,537,813 for 1995. All of the reduction of $713,877 was achieved in the third and fourth quarters. This is the result of the following actions: 1) reduction in work force on 10/1/96; 2) closure of the Lincoln facility on 11/15/96; 3) renegotiating with various vendors that provide services to the Company. In the first quarter of 1996, monthly operating expenses, averaged approximately $342,000, compared to December 1996 operating expenses, excluding restructuring expenses, and the write-down of Intangible Assets, of $274,679. Operating expenses in the first two months of 1997 have averaged less than $250,000 per month.

Selling expenses are down in 1996 compared to 1995 due to the elimination of the "National Sales Force", which was established by the previous management team in 1995. This industry does not typically operate with a sales force, but rather through tele-marketing and other more cost effective methods. Consequently all but three members of the sales force were terminated in early 1996. The remaining three sales representatives either resigned or were terminated in the fourth quarter of 1996.

Marketing activities had been curtailed during 1996 as a result of cash flow constraints. However, with the closing of the Fidelity credit line in June, the Company did increase spending for marketing activities in the second half of the year, including the hiring, late in the year, of a tele-markerter as it begins to focus on telemarketing.

The Company recorded restructuring expenses of $483,774 in 1996 related to the closing of the Lincoln facility. The restructuring expenses include the cost to close the facility, the severance costs related to the layoff of the workforce, and the write-off of the remaining goodwill associated with the acquisition of the Lincoln facility. These costs are non-recurring and will not impact future periods. The Company is already realizing the positive benefits from closing the Lincoln facility and consolidating it into Sarasota and Raleigh. The Company has successfully retained a large portion of the Lincoln business while absorbing the production without increasing costs in either facility. Thus, the Company has realized a substantial benefit from the costs eliminated by closing the facility.

The Company recorded a write-down of intangibles in the amount of $883,869 in the fourth quarter of 1996. Given the uncertainty of the Company's financial condition at December 31, 1996 and the operating losses incurred in 1996 and 1995 the Company believes the value of its intangible assets have been impaired.

Interest expense for 1996 totaled $713,248 compared to $214,536 for 1995. The increase is the result of the additional funds borrowed to support the 1996 loss, and the recognition of $312,000 in interest expense associated with warrants to purchase the company's stock issued in 1996.


FINANCIAL CONDITION

At December 31, 1996 the Company had a cash overdraft of $16,834, which is included in accounts payable, compared to cash on hand at December 31, 1995, of $37,772. Net cash used in operating activities for the year ended December 31, 1996, was $786,142 compared to $456,559 used in operating activities in 1995. The cash used in operating activities was provided from an asset-based loan with Fidelity Funding and additional loans from the Company's primary stockholder, Tullis-Dickerson Capital Focus, L.P.

The Company had a working capital deficit of $3,111,842 compared to a working capital deficit of $890,227 at December 31, 1995.

Management is working to achieve positive cash flow from operations by reviewing and adjusting sales prices to provide acceptable profit margins, rescheduling its current obligations and significantly cutting costs. Management continues to aggressively pursue obtaining debt or equity financing, as well as acquisitions in order to improve liquidity and enhance shareholder value. No assurances can be given that additional financing can be obtained, or that acquisitions will be consummated. If management is not successful in generating positive cash flow from operations or raising additional financing the Company may not have adequate cash to meet its current obligations. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and attain profitable operations and positive cash flow.

ITEM    7      FINANCIAL STATEMENTS

                Consolidated Balance Sheets as of December 31, 1996 and 1995

                Consolidated Statements of Operations for the years ended December 31, 1996 and 1995

                Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995

                Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995

                Notes to Consolidated Financial Statements


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                None

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                             (UNAUDITED)
                                                                               DECEMBER                         DECEMBER
                                                                               31, 1996                         31, 1995
                                                                           -----------------                ------------------
CURRENT ASSETS:
   Cash                                                                     $             -                    $       37,772
   Accounts receivable, less allowance
         for doubtful accounts (note 3)                                             644,157                           635,032
    Inventories, at lower of cost (first in,
         first out) or market (note 4)                                              708,152                         1,094,743
    Other current assets                                                            115,408                             5,181
                                                                           -----------------                ------------------

                      Total current assets                                        1,467,717                         1,772,728
                                                                           -----------------                ------------------

PROPERTY AND EQUIPMENT AT COST:
     Laboratory equipment                                                           871,167                         1,114,567
     Office Equipment                                                               216,990                           320,607
     Leasehold improvements                                                          56,024                            60,150
     Assets being held for disposition                                              255,000                           255,000
                                                                           -----------------                ------------------

                      Total property and equipment                                1,399,181                         1,750,324

     Less accumulated depreciation                                                  915,942                         1,128,838
                                                                           -----------------                ------------------

                      Property plant and equipment, net                             483,239                           621,486
                                                                           -----------------                ------------------

OTHER ASSETS:
     Costs in excess of  fair value of assets
           acquired                                                                        -                          828,419
     Other intangible assets                                                               -                          938,815
     Miscellaneous                                                                         -                           91,945
                                                                           -----------------                ------------------

                                                                                           -                        1,859,179

     Less accumulated amortization                                                         -                          411,835
                                                                           -----------------                ------------------

                      Total other assets, net                                              -                        1,447,344
                                                                           -----------------                ------------------

TOTAL ASSETS                                                                   $  1,950,956                     $   3,841,558
                                                                           =================                ==================


See notes to consolidated financial statements.

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                             (UNAUDITED)
                                                                               DECEMBER                         DECEMBER
                                                                               31, 1996                         31, 1995
                                                                           -----------------                ------------------
CURRENT LIABILITIES:
   Accounts payable                                                            $  1,433,469                     $   1,796,484
   Accrued expenses (note 5)                                                        742,766                           260,097
   Current maturities of long-term debt (note 7)                                  2,012,733                           606,374
   Revolving credit line (note 6)                                                   390,591                                   -
                                                                           -----------------                ------------------


                      Total current liabilities                                   4,579,559                         2,662,955
                                                                           -----------------                ------------------

LONG - TERM DEBT (note 7):                                                          395,171                         1,050,639

DEFERRED RENT                                                                        52,597                            58,238

COMMITMENTS AND CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT) (note 8)
   Common stock, $.05 par value, 20,000,000 shares
       authorized; 4,621,623 issued and 4,005,623 shares
       outstanding at December 31, 1996, and 4,436,927
       issued and outstanding at December 31, 1995                                  231,082                           221,847
   Capital in excess of par value                                                 6,220,273                         5,887,834
   Receivable for shares issued as collateral                                              -                       (225,000)
   Treasury Stock                                                                  (328,000)                                   -
   Deficit                                                                       (9,199,726)                       (5,814,955)
                                                                           -----------------                ------------------

                      Total stockholders' equity (deficit)                       (3,076,371)                           69,726
                                                                           -----------------                ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $  1,950,956                     $   3,841,558
                                                                           =================                ==================


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                                              (UNAUDITED)
                                                                                  1996                             1995
                                                                           -----------------                ------------------

NET SALES                                                                      $  7,858,314                     $   9,003,229

COST OF SALES                                                                     5,388,641                         6,240,575
                                                                           -----------------                ------------------

          Gross profit                                                            2,469,673                         2,762,654
                                                                           -----------------                ------------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                                979,878                         1,059,294
    Marketing expenses                                                              107,448                           153,616
    Research and development                                                         54,099                            56,435
    General and administrative expenses                                           2,682,511                         3,268,468
    Restructuring expenses (note 9)                                                 483,774                                 -
    Write-down of intangible assets (note 10)                                       883,369
                                                                           ----------------                 ------------------

          Total operating costs and expenses                                      5,191,079                         4,537,813
                                                                           -----------------                ------------------

          Operating loss                                                         (2,721,406)                       (1,775,159)

OTHER INCOME (EXPENSES):
    Interest expense (Note 8)                                                      (913,248)                         (214,536)
    Other income (expense)                                                           49,883                          (104,751)
                                                                           -----------------                ------------------

Loss before income taxes                                                         (3,384,771)                       (2,094,446)

INCOME TAXES (Note 11)                                                                    -                                 -
                                                                           -----------------                ------------------

NET LOSS                                                                       $ (3,384,771)                    $  (2,094,446)
                                                                           =================                ==================


Loss per common share (note 1)                                                          ($0.81)                           ($0.51)
                                                                           =================                ==================

Weighted average shares outstanding (note 1)                                      4,158,141                         4,091,549
                                                                           =================                ==================

See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 31, 1996 (UNAUDITED) AND 1995



                                                                     CAPITAL IN    RECEIVABLE
                                                                      EXCESS OF    FOR SHARES
                                                 COMMON STOCK            PAR       ISSUED AS                    TREASURY
                                              SHARES      AMOUNT        VALUE      COLLATERAL      DEFICIT       STOCK    TOTAL
                                       ---------------------------------------------------------------------------------------------
Balances, January 1, 1995                     3,823,048    191,153    5,282,708             0   (3,720,509)          0    1,753,352

Issuances of common stock                       613,879     30,694      605,126      (225,000)           -           0      410,820

Net loss                                              -          -            -             0   (2,094,446)          0   (2,094,446)

                                       ---------------------------------------------------------------------------------------------
Balances, December 31, 1995                   4,436,927    221,847    5,887,834      (225,000)  (5,814,955)          -       69,726

Issuances of common stock (unaudited)          (431,304)     9,235     (131,917)      225,000                 (328,000)    (225,682)

Issuance of stock warrants (unaudited)                                  464,356                                             464,356

Net loss (unaudited)                                                                            (3,384,771)              (3,384,771)

                                       =============================================================================================
Balances, December 31, 1996 (unaudited)       4,005,623    231,082    6,220,273             -   (9,199,726)   (328,000)  (3,076,371)
                                       =============================================================================================



See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31,1996 (UNAUDITED) AND 1995



                                                                          (UNAUDITED)
                                                                             1996                               1995
                                                                        ----------------                  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                   $(3,384,771)                     $   (2,094,447)
 Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                                               151,316                             134,959
     Amortization                                                               268,244                             321,663
     Write-off of Intangibles                                                 1,179,099
     Debt extension expense                                                           -                               8,125
     Interest expense related to issuance of warrants                           311,508
     Loss on disposal of assets                                                   7,066                                   -
     Management fee expense                                                           -                              18,000
     (Increase) decrease in accounts receivable                                  (9,125)                            438,875
     (increase) decrease in inventories                                         386,591                            (290,884)
     (Increase) decrease in other current assets                               (110,227)                             87,307
     (Decrease) increase in accounts payable                                   (160,188)                            893,484
     Increase in accrued expenses                                               579,986                              29,167
     (Decrease) in deferred rent                                                 (5,641)                             (2,808)
                                                                        ----------------                  ------------------

Net cash used in operating activities                                          (786,142)                           (456,559)
                                                                        ----------------                  ------------------

Cash flows from investing activities:
     Additions to property and equipment                                        (20,135)                            (84,220)
     Deferred acquisition costs                                                        -                          (36,117)
     Purchase of Philcon Laboratories, Inc.                                           -                          (95,000)
                                                                        ----------------                  ------------------

Net cash used in investing activities                                           (20,135)                           (215,337)
                                                                        ----------------                  ------------------

Cash flows from financing activities:
     Net proceeds from asset based loan                                         455,915                                       -
     Proceeds from borrowings                                                   885,833                             592,000
     Principal payments on long - term debt                                    (560,480)                           (242,975)
     Principal payments under capital leases                                    (34,563)                                      -
     Issuance of common stock                                                     4,966                              39,695
                                                                        ----------------                  ------------------

Net cash provided by financing activities                                       751,671                             388,720
                                                                        ----------------                  ------------------


Net decrease in cash                                                            (54,606)                           (283,176)

Cash beginning of period                                                         37,772                             320,948
                                                                        ----------------                  ------------------

Cash (overdraft) end of period                                            $     (16,834)                    $        37,772
                                                                        ================                  ==================


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1996 (UNAUDITED) AND 1995

--------------------------------------------------------------------------------

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

The following activities are applicable to the year ended December 31, 1996:

The Company purchased a total of 600,000 shares of common stock from two former officers pursuant to the Share Purchase and Stockholder Agreement dated August 15, 1994, between the Company and the former officers. Under the terms of the agreement the Company purchased these shares at $0.50 per share, or $150,000 payable to each in twenty equal quarterly installments, along with interest at 5.53% on one note and 6.21% on the other note. These shares are being held in Treasury.

In May the Company issued 40,000 shares of common stock to one of its vendors as payment of $40,000 owed that vendor.

The Company converted $36,000 in management fees owed to Tullis-Dickerson & Co. into common stock in June 1996. The Company issued 53,327 shares as payment for the amount owed.

Tullis-Dickerson Capital Focus Limited Partnership ("TDCFLP") exercised warrants at various times between May and August of 1996 in accordance with the provisions of the loan agreement for advances made to the Company in late 1995 and in 1996. A total of 199,503 shares where issued at an exercise price of $.10 per share. A portion of the interest owed by the Company to TDCFLP was used to offset the $19,950 cost of exercising the warrants by TDCFLP.

During 1996 the Company issued warrants in conjunction with certain financing arrangements and recorded a discount of $253,440.

The following activities are applicable to the year ended December 31, 1995:

The issuance of a note payable in the amount of $125,000 to a shareholder of Philcon Laboratories in conjunction with the purchase of certain assets of Philcon Laboratories.

The issuance of 8,117 shares of common stock valued at $20,000 in conjunction with the purchase of certain assets of Philcon Laboratories.

The issuance of 166,666 shares of common stock for the conversion of notes payable to three employees in the aggregate amount of $250,000.

The issuance of 100,000 shares of common stock valued at $75,000 for the conversion of a $55,000 note payable to a stockholder of the Company and forgiveness of $20,000 of accrued interest payable.

The issuance of 150,000 shares of common stock valued at $225,000 and recording of a receivable for $225,000 as collateral for a $150,000 term loan.

                    AMERICAN CONSOLIDATED LABORATORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1996 (UNAUDITED) AND 1995


1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         NATURE OF BUSINESS

         American Consolidated Laboratories, Inc. ("the Company") or ("ACL) is in the business of manufacturing and distribution of contact lenses. The Company is headquartered in Raleigh, North Carolina with operations in Sarasota, Florida and Philadelphia, Pennsylvania. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company has made significant progress since December 31, 1995. Management successfully closed on a revolving line of credit with Fidelity Funding during the second quarter of 1996. This line of credit provided the funds to allow the Company to meet its current obligations.

Management has significantly reduced operating expenses, especially during the second half of 1996. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and attain profitable operations and positive cash flow.

         Management continues to aggressively pursue securing additional debt or equity financing, as well as an acquisition of a profitable entity. Accomplishment of any of the foregoing could provide the resources to allow the Company to continue as a going concern.

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, Salvatori Ophthalmic Manufacturing Corporation ("SOMC"), S-O Nebraska, Inc. ("Lincoln"), and Carolina Contact Lens, Inc. ("CCL").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the accompanying financial statements. These policies are in conformity with generally accepted accounting principles and have been consistently applied unless otherwise noted.

         USE OF ESTIMATES

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

         PRINCIPLES OF CONSOLIDATION

         All significant intercompany accounts and transactions have been eliminated in consolidation.

         REVENUE RECOGNITION

         Revenues are recognized when product is shipped. Net sales includes returns and allowances in accordance with Company policies. The Company grants credit terms to its customers consistent with normal industry practices.

         INVENTORIES

         Inventories are stated at lower of cost, determined by the first-in, first-out method, or market. Consideration is given to deterioration, obsolescence and other factors in determining market value.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Depreciation is determined using the straight-line method for both financial statement and income tax purposes. Cost in excess of the fair value of assets are being amortized on the straight-line method over five to ten years.

         INTANGIBLE ASSETS

         In accordance with Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-lived Assets, the Company assesses the recoverability of the excess of cost over fair market value of net assets acquired and other intangible assets based on management's estimates of future cash flows.

         INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS #109) which is an asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences by applying statutory rates to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.

         ACCOUNTS PAYABLE

         The accounts payable balance at December 31, 1996 includes a cash overdraft in the amount of $16,834.

         LOSS PER SHARE

         Loss per share was computed based upon the weighted average number of shares outstanding during the period. Loss per share is presented on a primary basis only, since on a fully diluted basis it would be anti-dilutive.

         RECLASSIFICATIONS

         Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

3.   ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following at December 31, 1996 and 1995:


                                               1996                 1995
Trade receivables                           $ 976,693           $ 1,127,537
Less allowances:
         Doubtful accounts                    156,780               215,728
         Sales returns                        175,756               276,778
                                              -------               -------
Net receivables                             $ 644,157          $    635,032
                                              -------               -------

4.    INVENTORIES

         Inventories consist of the following at December 31, 1996 and 1995:

                                                1996               1995
                                                ----               ----

Raw materials                               $ 171,738           $  180,913
Work in process                                21,562               29,154
Finished goods                                514,852              884,676
                                              -------              -------

         Total                              $ 708,152           $1,094,743
                                              -------            ---------

5.    ACCRUED EXPENSES

         Accrued expenses consist of the following at December 31, 1996 and 1995:

                                               1996              1995
                                               ----              ----

Interest                                     $ 364,829          $  99,975
Restructuring costs                             90,684                 -
Royalties                                       72,451             15,029
Payroll                                         57,032             86,756
Vacation pay                                    24,787             47,570
Other                                          132,983             10,767
                                               -------           --------

         Total                               $ 742,766          $ 260,097
                                              -------             -------

6.   REVOLVING CREDIT LINE

         On June 28, 1996 the Company closed on a $2,000,000 revolving line of credit with Fidelity Funding of California, Inc. The line of credit is secured by the first positions in the Company's accounts receivable and inventory. The interest rate on the loan is 1.5% over the prime rate. The line of credit is for a term of three years and has prepayment penalties. The proceeds from the loan were used for working capital purposes. The Company is prohibited from paying dividends without Fidelity's consent. In connection with this line of credit, Fidelity also received 150,000 warrants to purchase the Company's common stock which is discussed in more detail in note 8. The outstanding balance in the consolidated balance sheet is net of an unamortized discount of $65,324.

7.    LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 1996 and 1995:

                                                                      1996               1995
                                                                      ----               ----

Notes payable to Tullis-Dickerson Capital Focus L.P.,
    Net of unamortized discount of $87,524                       $ 1,065,309          $ 272,000
Secured Convertible Term Promissory Note payable
    to Tullis-Dickerson Capital Focus L.P.                           800,000            800,000
Note payable to The Oncologic Foundation, Inc.                         7,500             22,500
Obligation under capital lease, payable to IBM Credit                     -              27,762
Note payable to David Dougherty                                           -              55,000
Note payable to Joe Kelly                                            104,809            125,000
Note payable to SouthTrust                                                -              25,400
Note payable to Cornhusker                                           167,786            172,550
Note payable to The Caribou Bridge Fund                                    -            150,000
Note payable to Grady Deal                                           120,000                  -
Note payable to Estate of Wayne Smith                                142,500                  -
Long-term debt, other                                                      -              6,801
                                                                 ------------      ------------
         Total debt                                                2,407,904          1,657,013
Less current maturities                                            2,012,733            606,374
                                                                   ----------           -------
                                                                   $ 395,171         $1,050,639
                                                                  ----------         ---------


         In November and December 1995 Tullis-Dickerson Capital Focus L.P. (TDCFLP) provided financing to the Company in the amount of $267,000. TDCFLP continued to advance funds in 1996 under the same terms and conditions. Each advance has a maturity date six months from the date of the advance. Interest is payable until maturity at 13.5%, and at 19.5% after maturity. On the last $550,000 of advances, TDCFLP received 550,000 warrants to purchase the Company's common stock, see Note 8.

         In order to complete the CCL acquisition, TDCFLP loaned the Company $800,000 in the form of a bridge loan. The secured Convertible Term Promissory
Note is due September 30, 1997. Interest is payable quarterly at a rate of 25%. The loan was amended effective February 15, 1996, to allow TDCFLP to convert the note into common stock of the Company at the conversion price of one dollar ($1.00) per share of Common Stock and after the Maturity Date shall be Fifty Cents ($0.50) per share of Common Stock.

         All the TDCFLP debt is secured by the accounts receivable, inventory and property and equipment. In addition, the Company is prohibited from paying any dividends under the terms of the TDCFLP loan agreements.

         At December 31, 1996 and 1995 interest owed and unpaid to TDCFLP was $363,714 and $85,000, respectively.

         In accordance with Grady Deal and Wayne Smith's (former officers of Company) termination agreements dated April 18, 1996, and July 10, 1996, respectively, they each exercised their option to put to the Company 300,000 shares each of common stock. Pursuant to the Share Purchase and Stockholder Agreement dated August 15, 1994 the Company had to purchase these shares at $0.50 per share, or $150,000 payable to each in twenty equal quarterly installments, along with interest at 5.53% on the Deal note and 6.21% on the Smith note.

8.   STOCKHOLDERS' EQUITY (DEFICIT)

         COMMON STOCK

         The Company's authorized capital stock consists of 20,000,000 shares of Common Stock, par value $0.05 per share. There are 4,621,623 shares issued of which 4,005,623 are outstanding at December 31, 1996. There are 616,000 shares held in Treasury at December 31, 1996.

         As part of the Deal and Smith termination agreements, discussed in note 7, the Company purchased a total of 600,000 shares of common stock from these individuals. These shares are being held in Treasury.

         In May the Company issued 40,000 shares of common stock to one of its vendors as payment of amounts owed that vendor.

         The Company converted $36,000 in management fees owed to Tullis-Dickerson & Co. into common stock in June 1996. The Company issued 53,327 shares as payment for the amount owed.

         The Caribou Bridge Fund (Caribou) exercised a warrant to purchase 20,000 shares of common stock at $.10 per share in May 1996. In accordance with the loan agreement with Caribou, these shares if not registered by the Company by June 1996, provided for additional shares to be issued each month for which they remained unregistered. The Company negotiated the repurchase of these shares. To date, four payments have been made with the final payment to be made in 1997. The shares repurchased, 16,000 to date, are being held in Treasury. The 150,000 shares held as collateral by Caribou were returned to the Company in 1996.

         In December, the Company issued 10,000 shares of stock to a former employee in payment for services provided to the Company as an outside consultant.

         The Company issued 11,866 shares to employees who exercised options in accordance with the Company's Stock Option Plan.

         WARRANTS

         During 1996, TDCFLP was granted certain warrants to purchase common stock of the Company at an exercise price of $.10 per share in accordance with the provisions of the Convertible Promissory note dated February 15, 1996. The Company recorded the issuance of such warrants based on the fair value of the warrants. The fair value was determined based on the market price of the Company's stock at the exercise date. The total value of the warrants, $210,916 was charged to interest expense during 1996 as the terms of the related advances had expired. A total of 199,503 shares were issued at an exercise price of $.10 per share. A portion of the interest owed by the Company to TDCFLP was used to offset the cost of exercising the warrants by TDCFLP.

         TDCFLP received 550,000 warrants to purchase the Company's common stock at $.25 per share with an expiration date in 2001, in connection with TDCFLP's most recent loan advances to the Company in 1996. The warrants were valued using the Black-Scholes pricing model. The value of the warrants was approximately $175,047 and is being amortized to expense over the term of the loan.

         Fidelity Funding received 150,000 warrants to purchase the Company's common stock at $.50 per share with an expiration date in 2001, in connection with an asset-based loan to the Company in June of 1996. The warrants were valued using the Black-Scholes pricing model. The value of the warrants was approximately $77,762 and is being amortized to expense over the term of the loan.

         STOCK OPTIONS

         As permitted, the Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock-based compensation plan. Stock options are primarily granted at fair market value of the common stock at the grant date. Accordingly, no compensation expense has been recognized for stock option awards. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the alternative method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) the effect on the Company's net loss for the periods ended December 31, 1996 is estimated to have increased the Company's net loss by approximately $186,000. The estimated impact of the fair value of the options awarded in 1996 on compensation expense of approximately $186,000 is calculated using the Black-Scholes option-pricing model with the following assumptions applied individually to each option award:

         Market price of stock equaled exercise price of option award at date of grant.

         Expected life in years                2 to 5 years
         Annualized volitility                 115%
         Annualized quarterly dividends        $40.000
         Discount rate-Bond Equivalent Yield   5.00%

The Pro-Forma impact on the Net Loss and Earnings Per Share in 1996 using the fair value method of SFAS 123 is detailed in the table below. The Pro-forma impact in 1995 is not material.

                  Net loss                             1996
                                                       ----
                     As reported                     $3,384,771
                     Pro-Forma                       $3,570,771

                  Loss per share
                    As reported                           $0.81
                    Pro-Forma                             $0.86

         The Company, has over the years, granted to certain officers, directors, employees and advisors stock options for the purchase of the Company's common stock. The options granted have expiration dates of five or ten year's after date of grant. In some instances the option vests over a period of years. At December 31, 1996, there are no options outstanding that vest over a period in excess of four years. The weighted average price of the options outstanding at December 31, 1996 was $0.62 per share and the weighted average life of the options was 8.5 years.

The table below summarizes stock options granted and outstanding for the years ended December 31, 1996 and 1995:

                                           Number                  Price
                                          of Shares              Per Share

Outstanding, December 31, 1994              685,000           $0.125 to $3.00
         Granted                                  0
         Exercised                          109,390           $0.125 to $0.50
         Expired                                  0
                                         ------------
Outstanding, December 31, 1995              575,610           $0.125 to $3.00
         Granted                            913,010           $0.25   to $0.76
         Exercised                           31,866           $0.10   to $0.50
         Expired                            499,410           $0.50   to $3.00
                                            -------
Outstanding, December 31.1996               957,344           $0.125 to $1.125
                                            -------

         Of the 913,010 options granted in 1996, 765,000 were granted to the three members of the new management team and 148,010 were issued to employees. In February all the employees received varying numbers of stock options, based on compensation levels, under the Company's 1994 Incentive and Non-Statutory Stock Option Plan ("the Plan"). Under the Plan, the Company has 810,000 registered shares. The Company is proposing to make substantial modifications to the Plan. The proposed modifications will be put to a vote of the shareholders at the next annual meeting.

9.    RESTRUCTURING EXPENSES

         On November 15, 1996 the Company closed its Lincoln, Nebraska facility and consolidated that production and customer base into its Raleigh and Sarasota manufacturing facilities. The Company incurred costs in 1996 associated with the closure and accrued for the remaining expenses. Of the $483,774 in expenses charged against income in 1996, $188,043 relate to the expenses incurred to close the facility and $295,731 relate to the write-off of the remaining book value of the goodwill and intangibles recorded for the Lincoln facility.

10.   WRITE-DOWN OF INTANGIBLES

         Given the uncertainty of the Company's financial condition at December 31, 1996 and the operating losses incurred in 1996 and 1995 the Company believes the value of its intangible assets have been impaired. Accordingly, the Company has taken a write-down for the net book value of the intangible assets at December 31, 1996.

11.   INCOME TAXES

         The Company files a consolidated Federal income tax return. Due to its net loss position, the Company recorded no provision for income taxes in 1996 and 1995.

         The Federal net operating loss carryforward ("NOL") at December 31, 1996 is approximately $6,206,000. The Company had an ownership change in 1990 as defined by the Internal Revenue Code Section 382. The Company has to date not been able to utilize approximately $670,000 of the pre-ownership change NOL subject to annual limitations. The NOL of approximately $5,536,000 generated after the ownership change is not subject to any annual limitation. The NOL carryforwards expire between 2003 and 2011.

         As of December 31, 1996, state NOL carryforwards totaled approximately $4,900,000 and are also subject to various Section 382 limitations.

         The components of the net deferred tax assets under SFAS 109 consist of the following at December 31, 1996 and 1995:

                                                   1996             1995
                                                   ----             ----
         Federal net operating loss            $ 2,110,174       $ 1,712,174
         State net operating loss                  216,826           134,583
         Other                                     394,127           128,677
                                              -------------    -------------

         Total deferred tax assets             $ 2,721,127       $ 1,975,434
         Less: valuation allowance              (2,721,127)       (1,975,434)
                                                -----------     -------------

         Net deferred tax assets               $         0       $         0
                                               ------------      ------------

         These net deferred tax assets are subject to a valuation allowance, as the realization of the deferred tax asset is uncertain given the Company's current financial condition. The Company has established a valuation allowance equal to the deferred tax asset.

12.   COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company has executed operating leases for manufacturing and or office space related to each of its three locations. Future minimum lease payments under non-cancelable operating leases at December 31, 1996 are as follows:

                   Year
                  Ending                                 Amount
                  ------                                 ------
                  1997                                  $ 241,403
                  1998                                    223,210
                  1999                                    198,294
                  2000                                    142,844
                  2001                                          0
                                                       ----------
                                    Total               $ 805,751
                                                        ---------

         Operating lease expense for these leases approximated $238,000 in 1996 and $185,000 in 1995.

         During the third quarter of 1996 the Company entered into a sub-lease arrangement for a portion of the space in its Sarasota facility. The Company will receive approximately $54,000 annually under the sub-lease arrangement. The payments received from the sub-lease tenant are being recorded as other income. The above listing of future minimum lease payments reflects the gross amount of rental the Company is obligated to pay the landlord and has not been reduced by the sub-lease contractual obligation.

         The Company leases its North Carolina manufacturing facility from the former owner of Carolina Contact Lens and the current President of the Company. The lease calls for monthly rental payments of $5,000 through December 14, 1999. The real property taxes and insurance are the responsibility of the Lessor.

         LITIGATION

         The Company is not a party to any litigation, and has no knowledge of any threatened or pending litigation.

13.  SUBSEQUENT EVENTS

         On February 12, 1997 the Company held a Special Meeting of Shareholders at the Company's offices in Raleigh. The purpose of the meeting was to vote on a proposal to amend the Company's Articles of Incorporation that would increase the authorized number of shares of capital stock of the Company by creating a class of 5,000,000 shares of Preferred Stock with no par value. The proposal was approved by unanimous vote.

         Due to the current financial condition of the Company it was necessary for management to approach its vendors to avoid serious cash flow constraints in the second quarter of 1997. In March 1997, the Company executed notes with various suppliers to defer payment of existing trade payable obligations. These notes vary in term and provide for interest at rates no higher than 10.25%.

                                    PART III

THE INFORMATION REQUESTED BY PART III OF FORM 10-KSB IS CONTAINED IN AND INCORPORATED BY REFERENCE TO THE ISSURER'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A FOR THE REGISTRANT'S ANNUAL MEETING OF SHAREHOLDERS.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information with respect to this section is included in the Proxy Statement and is herein incorporated by reference.

ITEM   10.     EXECUTIVE COMPENSATION.

Information with respect to this section is included in the Proxy Statement and is herein incorporated by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to this section is included in the Proxy Statement and is herein incorporated by reference.

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to this section is included in the Proxy Statement and is herein incorporated by reference.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

            (a) The Exhibits filed herewith are listed on accompanying Index to Exhibits

            (b)   Reports on Form 8-K

                 The registrant did not file any reports on Form 8-K during 1996.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       American Consolidated Laboratories, Inc.

Date :  ___________________            By : ______________________________
                                            Joseph A. Arena
                                            Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                 Title


/s/ Thomas P. Dickerson                     Chairman of the Board
Thomas P. Dickerson


/s/ Timothy M. Buono                        Director
Timothy M. Buono


/s/ Joan P. Neuscheler                      Director
Joan P. Neuscheler


/s/ James L. L. Tullis                      Director
James L. L. Tullis


/s/ Joseph A. Arena                         Chief Executive Officer and Director
Joseph A. Arena


/s/ Kenneth C. Kirkham                      Chief Financial Officer
Kenneth C. Kirkham

ITEM 13 (a) INDEX TO EXHIBITS


Exhibit
Number            Description                        Incorporated by reference
-------------------------------------------------------------------------------------------------------------------

4.1      Term Note between Registrant       Exhibit 10.2 to quarterly Report on Form 10-Q for
         and TDCFLP, September 16,          quarter ended September 30, 1991
         1991

4.2      Secured Convertible Term           Exhibit 6 to Current Report on Form 8-K, dated
         Promissory Note between            December 29, 1994
         Registrant and TDCFLP December
         15, 1994;  and Stock  Purchase
         and   Term   Loan    Agreement
         between Registrant and TDCFLP,
         dated August 15, 1994

4.3      Secured Convertible Term           Exhibit to Form 10-KSB for the year ended
         Promissory Note dated as of        December 31, 1995
         December 14, 1994, (as
         amended and restated as of
         June 15, 1995) between
         the Company and TDCFLP
         and amendment of
         Promissory Note dated February
         15, 1996

4.4      Amended and Restated               Exhibit to Form 10-KSB for the year ended
         Convertible Promissory             December 31, 1995
         Note dated February 15,
         1996 from the Company to
         TDCFLP and related
         Warrants

4.5      Loan and Security agreement
         between Carolina Contact Lens,
         Inc. and Fidelity Funding of
         California, dated as of June 25,
         1996

4.6      Loan and Security agreement
         between Salvatori Ophthalmic
         Manufacturing Corporation and
         Fidelity Funding of California,
         Inc. dated as of June 25,
         1996

4.7      Warrant for Purchase of
         securities of American
         Consolidated Laboratories,
         Inc. issued to Fidelity Funding
         of California, Inc. in conjunction
         with the Loan in Exhibits 10.9
         and 10.10 for 150,000 shares

4.8      Warrant for Purchase of
         securities of American
         Consolidated Laboratories,
         Inc. issued to TDCFLP
         in conjunction with Loan
         advances in 1996 for
         550,000 shares









10.1     Employment Contract between        Exhibit 10(a) to Form 10-QSB for the quarter ended
         Joseph A. Arena and the            September 31, 1996
         Company dated April 11, 1996

10.2     Employment Contract between        Exhibit 10(a) to Form 10-QSB for the quarter ended
         Kenneth C. Kirkham and the         September 31, 1996
         Company dated April 11, 1996

10.3     Financing Agreement between        Exhibit 10.1 to Quarterly Report on Form 10-Q for the
         the Company, S-O Nebraska,         quarter ended September 30, 1991
         Inc. and TDCFLP, dated Sep-
         tember 13, 1991

10.4     1994 Incentive and Non-            Exhibit 4.1 to Form 10-KSB for the Fiscal year ended
         Statutory Stock Option Plan        December 31, 1994

21       Listing of Subsidiaries

27       Financial Data Schedule
