Form 10KSB/A
period 1996-12-31
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1997-04-30
CIK 823187

FORM 10-KSB/A

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended          December 31, 1996
                                     OR
      (  )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from


      Commission File Number  000-18448

                  AMERICAN CONSOLIDATED LABORATORIES, INC.
         (Exact name of registrant as specified in its charter)

              Florida                               59-2624130

      (State of other jurisdiction of
      incorporation or organization)     (I. R. S. Employer Identification No.)


                          1640 North Market Drive
                      Raleigh, North Carolina  27609
           (Address of principal executive office, including zip code)

      Registrant's telephone number, including area code (919) 872-0744

      Securities registered under section 12 (b) of the Exchange Act:

          Title of each class            Name of exchange on which registered
          Common Stock, $.05 par value   Not Applicable

      Securities registered under section 12(g) of the Exchange Act:  None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X            No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          Issuer's revenues for the year ended December 31, 1996 were
      $7,858,315

          The aggregate market value of the voting stock of the registrant held by nonaffiliates as of April 25, 1997 was $671,259.

          The number of shares of the registrant's common stock outstanding on April 25, 1997 was 3,978,081.


                     DOCUMENTS INCORPORATED BY REFERENCE

                                   None

                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT

     Certain information concerning the Company's directors is set forth below. Each director shall serve until the next Annual
Meeting of the Company's shareholders or until his successor is duly elected and qualified.

                      Position with the Company; Principal Occupation
Name, Age             for past five years; Other directorships           Director Since

Joseph A. Arena       Chief Executive Officer (1993-1994, 1996-          1993-94, 96
49                    present); Chairman of the Board of Directors
                      (1993-1994); Director of Finance (1991-1993);
                      Chief Operating Officer and Chief Financial
                      Officer, Quantum Solutions, Inc., Austin, Texas,
                      (1994-1996) (training and education)

Thomas P. Dickerson   Chairman of the Board of Directors (1996-          1990
47                    present); General Partner, Tullis-Dickerson
                      Partners, the general partner of Tullis-Dickerson
                      Capital Focus, L.P. (1986-present) (venture
                      capital); President, Tullis-Dickerson & Co., Inc.
                      (health care investment firm) (1990-present)

James L.L. Tullis     General Partner, Tullis-Dickerson Partners, the    1990
50                    general partner of Tullis-Dickerson Capital Focus,
                      L.P. (1986-present) (venture capital); Chairman
                      of the Board and Chief Executive Officer, Tullis-
                      Dickerson & Co., Inc. (health care investment
                      firm) (1990-present); Director, Acme - United,
                      Inc.; Director, Physician Sales & Service, Inc.

Joan P. Neuscheler    General Partner, Tullis-Dickerson Partners, the    1993
38                    general partner of Tullis-Dickerson Capital Focus,
                      L.P. (1992-present) (venture capital); Chief
                      Financial Officer, Tullis-Dickerson & Co., Inc.
                      (health care investment firm) (1989-present);
                      Director, QuadraMed, Inc.



                      Position with the Company; Principal Occupation
Name, Age             for past five years; Other directorships           Director Since

Timothy Buono         Senior Vice President, Health Partners, Inc.       1997
41                    (1996-present); Vice President - Development,
                      Health Partners, Inc. (1994-1996); Director -
                      Business Development - Occupational Health
                      Resources (1993); Associate, Tullis-Dickerson &
                      Co., Inc. (1990-1993)


                        EXECUTIVE OFFICERS

  The current executive officers of the Company are as follows:
Name                          Position with the Company
Thomas P. Dickerson           Chairman of the Board
Joseph A. Arena               Chief Executive Officer
Jimmy Gray O'Neal             President and Chief Operating Officer
Kenneth C. Kirkham            Chief Financial Officer

     Jimmy Gray O'Neal. Mr. O'Neal has served as President and Chief Operating Officer of the Company since April 1996. He was the founder of Carolina Contact Lens, Inc. ("CCL") and has been its President since its establishment in 1973. CCL was purchased by the Company in December 1994 and is now a wholly-owned subsidiary of the Company. Mr. O'Neal is 52 years old.

     Kenneth C. Kirkham. Mr. Kirkham has been the Chief Financial Officer of the Company since April 1996. From 1994 to 1996, he was the Chief Financial Officer of Bono's Bar-B-Q & Grill, a chain of 33 restaurants. From 1992 to 1994 he was Senior Vice President-Finance for Ford Consumer Finance. Mr. Kirkham is 39 years old.

  Information about the other executive officers is given above.

                         SECTION 16(a) BENEFICIAL
                      OWNERSHIP REPORTING COMPLIANCE

  Under federal securities laws, the Company's directors, its executive officers, and any persons holding more than 10 percent of the Company's stock are required to report their ownership of the Company's stock, as well any changes in that ownership, to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report herein any failure during fiscal year 1996 to file such reports in a timely fashion. All of these filing requirements were satisfied by its directors, officers and 10 percent shareholders. In making this statement, the Company has relied on the written representations of its directors, officers and 10 percent shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

  The following table sets forth annual compensation amounts for each of the last three fiscal years, as indicated by the applicable table headings, for both individuals who served as Chief Executive Officer of the Company during fiscal 1996 (the "Named Executive Officers"). Wayne Upham Smith served as Chief Executive Officer of the Company until April 11, 1996 when Joseph
A. Arena was named to the position.  Annual Compensation, columns
(c), (d) and (e), includes base salary and bonus earned during the year covered and, if applicable, other annual compensation not properly categorized as salary or bonus. No executive officer of the Company received compensation for the year ended December 31, 1996 in excess of $100,000.

Summary Compensation Table

                                                                           Long Term Compensation
                                          Annual Compensation            Awards              Payouts

                                                                                 Securities
                                                            Other     Restricted    Under-              All
                                                            Annual       Stock      lying      LTIP    Other
   Name and                 Fiscal      Salary   Bonus   Compensation    Award(s)  Options/  Payouts  Compen-
 Principal Position          Year         ($)     ($)         ($)         ($)(3)    SARs       ($)     sation
                                                                                    (#)                 ($)

Joseph A. Arena,             1996       78,151      0          0           0      340,000        0      0
Chief Executive Officer      1995       0           0          0           0      0              0      0
                             1994       0           0          0           0      0              0      0

Wayne Upham Smith,           1996       18,269    28,334 (1)   0           0      0              0      8,333 (2)
Former Chief Executive       1995       87,212    14,166 (1)   0           0      55,000         0      0
Officer                      1994       34,327    0            0           0      0              0      0

(1)      A bonus in the amount of $42,500 was awarded in 1995, of which $14,166 was paid in
         1995 and $28,334 was paid in 1996.
(2)      Paid as part of a severance package upon the termination of Mr. Smith's employment with the Company on April 11, 1996.


Stock Options

          The following table shows stock options granted to the Named Executive Officers during fiscal 1996.

                    Option Grants in Last Fiscal Year (1)

                                     Percent of Total
                                     Options Granted to
                                     Employees in Fiscal
Name             Options Granted (#) Year                  Exercise Price ($/sh)  Expiration Date
Joseph A. Arena       15,000          1.6%                  $.25                  May 1, 2006
                      75,000          8.2%                  (2)                   May 1, 2006
                      250,000         27.4%                 $.75                  May 1, 2006


(1) Options granted under the Company's 1994 Incentive and Non-Statutory Stock Option Plan.
(2) The price of these options is to be negotiated between Mr. Arena and the Company at the time of exercise.


         The following table shows the number of shares subject to unexercised options held by the Named Executive Officers as of fiscal year-end. The table divides such unexercised options into those that were exercisable as of fiscal year-end and those that were not. On December 31, 1996, the end of the fiscal year, the closing sales price of the Company's Common Stock was $1.00 per share.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End
                          Option Values

                                                          Number of Unexercised Options    Value of Unexercised in-
                  Shares Acquired on                      Options at Fiscal Year-End       the-money Options at
Name              Exercise (#)        Value Realized ($)  (#)                              Fiscal Year-End ($)

                                                          Exercisable/Unexercisable        Exercisable/Unexercisable

Joseph A. Arena   -0-                 -0-                 90,000/250,000                   11,250/62,500 (1)

(1) The value of the 75,000 share option with an exercise price to be negotiated at the time of exercise as described above under the heading "Option Grants in Last Fiscal Year" is not included inasmuch as the value of such option is not determinable.


Employment Agreements and Termination of Employment Arrangements

     On August 15, 1994, the Company entered into a three-year employment agreement with Wayne Upham Smith. The agreement provided for an initial base salary of $85,000 per year with annual bonuses of up to 50% of his base salary based in part on the trading price of the Company's Common Stock and in part on performance, as determined by the Compensation Committee of the Company's Board of Directors. Mr. Smith's employment with the Company was terminated on April 11, 1996. Upon the termination of Mr. Smith's employment, the Company agreed to pay approximately $36,000 for bonus amounts due, accrued vacation and unpaid wages, and in addition, the Company agreed to purchase from Mr. Smith 300,000 shares of the Company's Common Stock for $150,000, such payment to be made in twenty quarterly installments of $7,500.

     On April 11, 1996, the Company entered into a one-year employment agreement with Joseph A. Arena, such agreement to be automatically renewed on each anniversary of the agreement thereafter unless either party gives notice of its intent to terminate the agreement at least 90 days prior to such anniversary date. The agreement provides that Mr. Arena is to serve as the Chief Executive Officer and as a director of the Company.
Pursuant to the agreement, he is to receive an annual salary payable at the annual rate of $125,000, may receive a bonus of up to 33.33% of his salary based on both his individual performance and the Company's performance and may participate in those benefit plans of the Company available to other executives. In addition, Mr. Arena was granted options to purchase 250,000 shares of the Company's Common Stock, such options to vest in 25% increments on each successive anniversary date of the agreement. The agreement also contains a covenant not to compete and a term defining the Company's property rights. The agreement may be terminated by the Company with or without cause or upon Mr. Arena's death or disability or voluntarily by either party upon 90 days notice. If Mr. Arena is terminated without cause, which shall include termination because of death or disability, then he is entitled to his base salary for the six-month period immediately following such termination. In addition, whether terminated with or without cause, Mr. Arena shall forfeit all unvested options granted under the agreement, shall have ninety days after such termination to exercise all vested options and shall cease to be a member of the Board of Directors of the Company.

Directors' Compensation

    Directors, whether or not employees of the Company, are not compensated for any services provided as a director, for serving on any committee of the Board of Directors or for special assignments. Directors that must travel to attend board meetings are reimbursed for their expenses incurred to do so.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding those persons known by
                                       6
management to hold beneficially at least 5% of the outstanding shares of Common Stock.

Name and address of                            Amount and Nature
Beneficial Owner                               of Beneficial Ownership  Percentage

Tullis-Dickerson Capital Focus, L.P.           3,730,395  (a)           81.7%
    One Greenwich Plaza, Greenwich, CT 06830
James L.L. Tullis                              (b)                      (b)
    One Greenwich Plaza, Greenwich, CT 06830
Thomas P. Dickerson                            (b)                      (b)
    One Greenwich Plaza, Greenwich, CT 06830
Joan Neuscheler                                (b)                      (b)
    One Greenwich Plaza, Greenwich, CT 06830

     (a)  Includes 3,038,730 shares owned by Tullis-Dickerson Capital Focus, L.P., warrants to purchase 586,670 shares, 35,714 shares held by Tullis-Dickerson & Co.,
     Inc., 40,251 shares held by James L.L. Tullis, 20,126 shares held by Thomas P.
     Dickerson and 8,904 shares held by Joan Neuscheler, each of whom may be deemed an affiliate of Tullis-Dickerson Capital Focus, L.P.

     (b)  See footnote (a) above.  Mr. Tullis, Mr. Dickerson and Ms. Neuscheler are general partners of Tullis-Dickerson Partners, the general partner of Tullis-Dickerson
     Capital Focus, L.P., and each may be deemed an affiliate of Tullis-Dickerson Capital
     Focus, L.P.


            SECURITY OWNERSHIP OF DIRECTORS, NOMINEES
             FOR DIRECTOR AND CHIEF EXECUTIVE OFFICER

     The following table sets forth certain information as of April 30, 1997 with respect to the beneficial ownership of the Company's Common Stock by its directors, nominees for director, and the individuals who served as the Company's chief executive officer during any part of the fiscal year ended December 31, 1996.

Name of                               Amount and Nature
Beneficial Owner                      of Beneficial Ownership      Percentage
Joseph A. Arena                             172,500  (a)               4.2%
Thomas P. Dickerson                       3,730,395  (b)              81.7%
James L.L. Tullis                         3,730,395  (b)              81.7%
Joan P. Neuscheler                        3,730,395  (b)              81.7%
Timothy Buono                             -0-                            0%
Wayne Upham Smith                         -0-                            0%
All executive officers
and directors as a group (7 persons)      3,969,561  (c)              83.6%

     (a)  Includes currently exercisable options to purchase 152,500 shares

     (b) Includes 3,038,730 shares owned by Tullis-Dickerson Capital Focus L.P., warrants to purchase 586,670 shares, 35,714 shares held by Tullis-Dickerson & Co., Inc., 40,251 shares held by James L.L. Tullis, 20,126 shares held by Thomas P. Dickerson and 8,904 shares held by Joan Neuscheler, each of whom may be deemed an affiliate of Tullis-Dickerson Capital Focus L.P.

     (c) Includes currently exercisable options to purchase 152,500 shares and warrants to purchase 586,670 shares

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Thomas P. Dickerson, Chairman of the Board of the Company, and James L.L. Tullis and Joan P. Neuscheler, directors of the Company, are general partners in Tullis-Dickerson Partners, the general partner of Tullis-Dickerson Capital Focus, L.P. ("TD Capital"), an entity to which the Company was indebted in the amount of $60,000 as of January 1, 1995 as a result of various loans and other transactions between the two parties. In connection with a loan made by TD Capital to the Company in September 1991, TD Capital received a warrant to acquire 100,000 shares of the Company's Common Stock at a price of $.75 per share, which warrant was exercised on March 31, 1995, with the exercise price paid by a $55,000 reduction of the outstanding indebtedness and forgiveness of $20,000 of accrued and unpaid interest. Accordingly, on December 31, 1995, the outstanding principal balance of TD Capital's original loan to the Company was $5,000. This loan was repaid in full on June 28, 1996.

     In December 1994, TD Capital made a loan to the Company, separate and distinct from that discussed above, in the amount of $800,000 with interest payable quarterly at 15.25% and repayment of the principal due on September 30, 1997. Because the principal and interest remained unpaid after June 15, 1995, TD Capital has the option to convert the Note into shares of the Company's Common Stock of the Company at the rate of one share for each $1.00 of principal and interest unpaid until maturity, and one share for each $.50 of principal and interest unpaid thereafter.

     The Company received additional financing from TD Capital during November and December 1995 and January and February 1996 in the amounts of $167,000, $100,000, $395,000 and $50,000, respectively. Such additional funds were consolidated into a single note payable in installments in varying amounts beginning on June 30, 1996 and concluding on August 5, 1996. Interest on the consolidated note is payable at 13.5% until maturity and 19.5% thereafter. Such consolidated note has not yet been paid. In connection with the consolidated note, TD Capital received and subsequently exercised warrants to purchase 199,503 shares of Common Stock at a price of $.10 per share. A portion of the interest owed by the Company to TD Capital was used to offset the cost to TD Capital of exercising the warrants.

     During 1996, TD Capital continued to advance funds to the Company on the same terms and conditions as the note discussed above. TD Capital advanced $490,833 under these terms and conditions from June through December 31, 1996. For these additional advances, TD Capital received a warrant to purchase 550,000 shares of the Company's common stock at $.25 per share, such warrant to expire at 2001. As of December 31, 1996, the Company owed TD Capital an aggregate amount of $2,298,196, comprised of principal indebtedness of $1,865,309, accrued interest of $363,714 and $69,173 in reimbursable expenses.

     All of Company's indebtedness to TD Capital is secured by substantially all inventories and property and equipment, though TD Capital did subordinate its entire security interest to Fidelity Funding on June 28, 1996. In addition, the Company's agreements with TD Capital prohibit it from paying any dividends.

     The Company and Tullis-Dickerson & Co., Inc. ("TD & Co.") entered into an agreement dated August 15, 1994, whereby the Company pays to TD & Co. a financial advisory fee of $3,000 per month, plus $9,000 per quarter for any quarter that the Company exceeds its internal cumulative cash flow projections for that calendar quarter. TD & Co. terminated these fees effective November 30, 1996. Prior to such termination, the Company paid such fees in the amount of $33,000 in 1996 and $36,000 in 1995. In May 1995, the
Company issued 15,954 shares of the Company's common stock to James L.L. Tullis and Thomas P. Dickerson, as assignees of TD & Co., in satisfaction of outstanding invoices for consulting services rendered during 1994 and 1995, including ongoing assistance with the Company's operations, the development of strategy, the hiring of personnel, the streamlining of operations, the coordination between facilities of the Company, and the development of management reporting systems. At the time of the issuance of the stock in payment for such services, the bid price for the Company's stock was $1.13 for a value of $18,000. In July 1996, the Company issued 29,615 shares of the Company's common stock to James L.L. Tullis, 14,808 shares to Thomas P. Dickerson and 8,904 shares to Joan E. Neuscheler, as assignees of TD & Co., in satisfaction of outstanding invoices for consulting services rendered during 1995 and 1996, such services being similar to those described above. At the time of the issuance of the stock in payment for such services, the bid price for the Company's stock was $1.625 for a value of $86,656. Messrs. Tullis and Dickerson and Ms. Neuscheler are the sole shareholders, directors and principal officers of TD & Co.

     The Company leases from Jimmy Gray O'Neal, President and Chief Operating Officer of the Company, an approximately 6,000 square foot building located in Raleigh, North Carolina from which originates the Company's manufacturing and distribution operations. The lease agreement between the Company and Mr. O'Neal provides for (i) a term of five years commencing in December 1994 and (ii) monthly payments of $5,000.
                                       9

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMERICAN CONSOLIDATED LABORATORIES, INC.

Date:  April 30,1997     By:  /s/ Joseph A. Arena
                              Joseph A. Arena
                              Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date

/s/ Joseph A. Arena           Chief Executive Officer  April 30, 1997
Joseph A. Arena

/s/ Thomas P. Dickerson       Chairman of the Board    April 30, 1997
Thomas P. Dickerson

/s/ Kenneth C. Kirkham        Chief Financial Officer  April 30, 1997
Kenneth C. Kirkham            (Principal Accounting Officer)

/s/ James L.L. Tullis         Director                 April 30, 1997
James L.L. Tullis

/s/ Joan P. Neuscheler        Director                 April 30, 1997
Joan P. Neuscheler

/s/ Timothy M. Buono          Director                 April 30, 1997
Timothy M. Buono