Form 10-Q
period 1997-03-31
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1997-05-15
CIK 823187

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

(X)           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended                March 31, 1997

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

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)   NO

The number of shares outstanding of the registrants Common Stock, par value $0.05 per share, at April 22, 1997 was 3,978,081 shares.

Transitional Small Business Disclosure Format (check one): Yes ____; No X

                         PART 1 - FINANCIAL INFORMATION



ITEM 1 FINANCIAL STATEMENTS FOR THE PERIOD ENDED MARCH 31, 1997

(unaudited)

                         (Begins on the following page)

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS





                                                                           MARCH 31,                 DECEMBER 31,
                                                                             1997                        1996
                                                                          (UNAUDITED)                 (UNAUDITED)
                                                                       ------------------         --------------------
CURRENT ASSETS:
   Accounts receivable, less allowance
         for doubtful accounts (note 2)                                  $       671,527            $         644,157
    Inventories, at lower of cost (first in,
         first out) or market (note 3)                                           544,950                      708,152
    Other current assets                                                         139,528                      115,408
                                                                       ------------------         --------------------

                  Total current assets                                         1,356,006                    1,467,717
                                                                       ------------------         --------------------

PROPERTY AND EQUIPMENT AT COST:
     Laboratory equipment                                                        871,167                      871,167
     Office Equipment                                                            216,990                      216,990
     Leasehold improvements                                                       56,024                       56,024
     Assets being held for disposition                                           255,000                      255,000
                                                                       ------------------         --------------------

                  Total property and equipment                                 1,399,181                    1,399,181

     Less accumulated depreciation                                               940,365                      915,942
                                                                       ------------------         --------------------

                  Property plant and equipment, net                              458,816                      483,239
                                                                       ------------------         --------------------

TOTAL ASSETS                                                              $    1,814,822             $      1,950,956
                                                                       ==================         ====================



See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT





                                                                           MARCH 31,                 DECEMBER 31,
                                                                             1997                        1996
                                                                          (UNAUDITED)                 (UNAUDITED)
                                                                       ------------------         --------------------
CURRENT LIABILITIES:
   Accounts payable (note 4)                                              $    1,515,728             $      1,433,469
   Accrued expenses                                                              834,604                      742,766
   Current maturities of long-term debt                                        2,227,119                    2,012,733
   Revolving credit line                                                         392,616                      390,591
                                                                       ------------------         --------------------

                  Total current liabilities                                    4,970,067                    4,579,559
                                                                       ------------------         --------------------

LONG - TERM DEBT:                                                                353,327                      395,171

DEFERRED RENT                                                                     50,678                       52,597

COMMITMENTS AND CONTINGENCIES (note 1)

STOCKHOLDERS' DEFICIT
   Common stock, $.05 par value, 20,000,000 shares authorized; 4,625,956 issued and 4,009,956 shares outstanding at March 31, 1997, and 4,621,623 issued and 4,005,623 shares outstanding at
       December 31, 1996                                                         231,298                      231,082
   Capital in excess of par value                                              6,221,139                    6,220,273
   Treasury stock                                                               (328,000)                    (328,000)
   Deficit                                                                    (9,683,687)                  (9,199,726)
                                                                       ------------------         --------------------

                  Total stockholders' deficit                                 (3,559,250)                  (3,076,371)
                                                                       ------------------         --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $    1,814,822             $      1,950,956
                                                                       ==================         ====================


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                   Three Months Ended March 31, 1997 and 1996



                                                                             1997                        1996
                                                                       ------------------         --------------------
NET SALES                                                                 $    1,875,031             $      2,026,450

COST OF SALES                                                                  1,458,271                    1,190,945
                                                                       ------------------         --------------------

          Gross profit                                                           416,760                      835,505
                                                                       ------------------         --------------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                             175,648                      297,885
    Marketing expenses                                                            42,452                       21,630
    Research and development                                                           -                       11,221
    General and administrative expenses                                          465,358                      695,135
                                                                       ------------------         --------------------

          Total operating costs and expenses                                     683,458                    1,025,871
                                                                       ------------------         --------------------

          Operating loss                                                        (266,698)                    (190,366)

OTHER INCOME (EXPENSES):
    Interest expense                                                            (232,347)                     (59,663)
    Other income                                                                  15,084                       14,777
                                                                       ------------------         --------------------

Loss before income taxes                                                        (483,961)                    (235,252)

INCOME TAXES                                                                           -                            -
                                                                       ------------------         --------------------

NET LOSS                                                                 $      (483,961)           $        (235,252)
                                                                       ==================         ====================

Deficit at beginning of period                                                (9,199,726)                  (5,814,955)
                                                                       ------------------         --------------------

Deficit at end of period                                                  $   (9,683,687)            $     (6,050,207)
                                                                       ==================         ====================

Net loss per common share - primary                                               ($0.12)                      ($0.05)
                                                                       ==================         ====================

Weighted average shares outstanding - primary                                  4,008,464                    4,311,652
                                                                       ==================         ====================



See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                   Three Months Ended March 31, 1997 and 1996




                                                                             1997                        1996
                                                                       ------------------         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                              $      (483,961)           $        (235,252)
 Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation                                                                  24,423                      45,961
     Amortization                                                                       -                      64,713
     Unpaid interest                                                              102,654                      41,439
     Discount amortization                                                         87,523                           -
     (Increase) in accounts receivable                                            (27,370)                   (191,109)
     Decrease in inventories                                                      163,202                      81,348
     (Increase) in other current assets                                           (24,120)                    (22,692)
     Increase in accounts payable                                                  48,605                     100,287
     Increase in accrued expenses                                                 (10,816)                    (23,049)
     (Decrease) in deferred rent                                                   (1,919)                     (1,228)
                                                                       ------------------         --------------------

Net cash used in operating activities                                           (121,779)                    (139,582)
                                                                       ------------------         --------------------

Cash flows from investing activities:
     Additions to property and equipment                                               0                      (13,400)
                                                                       ------------------         --------------------

Net cash used in investing activities                                                  0                      (13,400)
                                                                       ------------------         --------------------

Cash flows from financing activities:
     Proceeds from stockholder borrowings                                         135,000                     420,000
     Principal payments on long - term debt                                       (49,982)                   (193,118)
     Net proceeds from asset based loan                                             2,025                           -
     Principal payments under capital leases                                            -                     (15,267)
     Issuance of common stock                                                       1,082                           -
                                                                       ------------------         --------------------

Net cash provided by financing activities                                          88,125                     211,615
                                                                       ------------------         --------------------


Net increase (decrease) in cash                                                   (33,654)                     58,633

Cash beginning of period (note 4)                                                (16,834)                      37,772
                                                                       ------------------         --------------------

Cash and end of period (note 4)                                         $        (50,488)          $           96,405
                                                                       ==================         ====================



See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               As of and for the Three Months Ended March 31, 1997



1.   Basis of presentation and description of business

         Nature of business

         American Consolidated Laboratories, Inc. ("the Company") or ("ACL") is in the business of manufacturing and distribution of contact lenses. The Company is headquartered in Raleigh, North Carolina with operations in Sarasota, Florida and Philadelphia, Pennsylvania. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

                  Management is working to achieve positive cash flow from operations by reviewing and adjusting sales prices to provide acceptable profit margins, rescheduling its current obligations and significantly cutting costs. Additionally, the Company continues to manage liquidity by concentrating on servicing its custom lens customers and is selectively no longer selling to customers who only purchase soft distributed lenses.

         On May 7, 1997, the Company consummated the acquisition of NovaVision, Inc. for stock through a subsidiary merger. An aggregate of 3,561,906 shares of the Company's common stock and 2,808,175 shares of the Company's Series A Redeemable Preferred Stock were issued in the Transaction. In addition, the Company options to purchase NovaVision stock at a nominal price were converted into options to purchase 412,700 shares of the Company's common stock. In connection with this transaction, the Company and its subsidiaries entered into a loan agreement with Sirrom Capital Corporation, pursuant to which the Company borrowed $1,575,000. A portion of the proceeds from this financing were used to completely repay the Company's debt to Fidelity Funding. The remainder of the funds will be used for general corporate purposes. The Company believes that the acquisition of NovaVision and the Sirrom Capital Corporation loan will assist it in becoming cash flow positive.

         Basis of presentation

         The consolidated financial statements include the accounts of the Company and its subsidiaries, Salvatori Ophthalmic Manufacturing Corporation ("SOMC"), S-O Nebraska, Inc. ("Lincoln"), and Carolina Contact Lens, Inc. ("CCL").

2.   Accounts receivable

         Accounts receivable consists of the following at March 31, 1997 and December 31, 1996:

                                   1997         1996
Trade receivables            $1,004,876   $  976,693
Less allowances:
         Doubtful accounts      157,593      156,780
         Sales returns          175,756      175,756
Net receivables              $  671,527   $  644,157


3.    Inventories

         Inventories consist of the following at March 31, 1997 and December 31, 1996:

                      1997       1996

Raw materials     $171,781   $171,738
Work in process     13,153     21,562
Finished goods     360,016    514,852

         Total    $544,950   $708,152


4.    Accounts payable

         Accounts payable balance includes a cash overdraft of $50,488 and $16,834 at March 31, 1997 and December 31, 1996, respectively.

5.    Long-term debt

         Tullis-Dickerson, the majority shareholder, provided additional loan advances during the quarter ended March 31, 1997, of $135,000. These advances where on the same terms and conditions as the advances made during 1996.

6.    Loss per share

         Loss per share was computed based upon the weighted average number of shares outstanding during the period. Loss per share is presented on a primary basis only, since on a fully diluted basis it would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         Net sales for the three months ended March 31, 1997 totaled $1,875,031, a decrease of $151,419 or 7.5% from 1996. This decrease is due to there being one less selling day in 1997, and the impact of significant soft distributed product promotions in the fourth quarter of 1996 which resulted in reduced soft distributed sales levels in the first quarter of 1997 as eye care professionals built inventories during the promotion.

         The gross profit was $416,760, or 22.2% for the quarter ended March 31, 1997 compared to $835,505, or 41.2% for the comparable period in 1996. The reduction in the gross margin is due to the shift in product mix to the lower margin soft distributed products as sales recovered from the computer implementation problems of late 1995 and early 1996.

         Total operating expenses of $683,458 for the quarter ended March 31, 1997, were $343,413, or 33.4% lower than the $1,025,871 for the quarter ended March 31, 1996. The decrease is the result of strong cost cutting measures taken in the fourth quarter of 1996. On October 1, 1996 there was a 13% reduction in work force, and on November 15, 1996 the Lincoln, Nebraska location was closed. These two actions have contributed significantly to the reduced level of operating expenses.

         The Company incurred an operating loss of $266,698 for the three months ended March 31, 1997 compared to an operating loss of $190,366 for the three months ended March 31, 1996. The increased loss was due to the lower gross profit margin. The impact of the lower gross margin was significantly offset by the lower operating expenses.

         Interest expense for the three months ended March 31, 1997 totaled $232,347 compared to $59,663 for the prior year. This increase is due to the increased borrowings incurred to support the 1996 and 1995 losses, and the impact of the amortization of the discount associated with the Tullis-Dickerson and Fidelity warrants issued in 1996. The amortization of the Tullis-Dickerson discount ended March 31, 1997.


   Financial Condition

         Cash used in operating activities during the first quarter of 1997 totaled $121,779 compared to cash used of $139,582 in 1996. For the first quarter of 1997 cash decreased $33,654. For the March 31, 1996 period, cash increased $58,633 to $96,405.

         Working capital at March 31, 1997 was a deficit of $3,614,061 compared to working capital deficit of $3,111,842 at December 31, 1996. Tullis-Dickerson Capital Focus, L.P. provided cash advances during the quarter totaling $135,000.

         Management is working to achieve positive cash flow from operations by reviewing and adjusting sales prices to provide acceptable profit margins, rescheduling its current obligations and significantly cutting costs. Additionally, the Company continues to manage liquidity by concentrating on servicing its custom lens customers and is selectively no longer selling customers who only purchase soft distributed lenses.

         On May 7, 1997, the Company consummated the acquisition of NovaVision, Inc. for stock through a subsidiary merger. An aggregate of 3,561,906 shares of the Company's common stock and 2,808,175 shares of the Company's Series A Redeemable Preferred Stock were issued in the Transaction. In addition, the Company options to purchase NovaVision stock at a nominal price were converted into options to purchase 412,700 shares of the Company's common stock. In connection with this transaction, the Company and its subsidiaries entered into a loan agreement with Sirrom Capital Corporation, pursuant to which the Company borrowed $1,575,000. A portion of the proceeds from this financing were used to completely repay the Company's debt to Fidelity Funding. The remainder of the funds will be used for general corporate purposes. The Company believes that the acquisition of NovaVision and the Sirrom Capital Corporation loan will assist it in becoming cash flow positive.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the Company's shareholders was held on Wednesday, February 12, 1997. At the special meeting, the shareholders were asked to consider and approve an amendment of the Company's Articles of incorporation to increase the authorized capital stock of the Company by creating a class of 5,000,000 shares of Preferred Stock, no par value. The proposed amendment provided that such preferred stock would have such preferences, limitations and relative rights as the Company's Board of Directors may determine from time to time.

         There was present at the special meeting, in person or by proxy, 75.34% of the outstanding shares of the Company's common stock entitled to vote thereat (3,223,295), all of which voted to approve the proposed amendment.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                 American Consolidated Laboratories, Inc.

Date:____________________        By:______________________________
                                             Joseph A. Arena
                                         Chief Executive Officer

ITEM 6 (a) INDEX TO EXHIBITS

Exhibit
Number            Description                        Incorporated by reference
---------------------------------------------------------------------------------------------------------------------------

3.1      Articles of Incorporation and
         subsequent amendments of
         registrant

3.2      Bylaws of the registrant

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

4.3      Secured Convertible Term           Exhibit 10.11 to Form 10-KSB for the year ended
         Promissory Note dated as of        December 31, 1995
         December 14, 1994, (as
         amended and restated as of
         June 15, 1995) between
         the Company and TDCFLP
         and amendment of
         Promissory Note dated February
         15, 1996

4.4      Amended and Restated               Exhibit 10.11 to Form 10-KSB for the year ended
         Convertible Promissory             December 31, 1995
         Note dated February 15,
         1996 from the Company to
         TDCFLP and related
         Warrants

4.5      Loan and Security agreement        Exhibit 4.5 to form 10-KSB for the year ended
         between Carolina Contact Lens,     December 31, 1996.
         Inc. and Fidelity Funding of
         California, dated as of June 25,
         1996




4.6      Loan and Security agreement        Exhibit 4.6 to form 10-KSB for the year ended
         between Salvatori Ophthalmic       December 31, 1996.
         Manufacturing Corporation and
         Fidelity Funding of California,
         Inc. dated as of June 25,
         1996

4.7      Warrant for Purchase of            Exhibit 4.7 to form 10-KSB for the year ended
         securities of American             December 31, 1996.
         Consolidated Laboratories,
         Inc. issued to Fidelity Funding
         of California, Inc. in conjunction
         with the Loan in Exhibits 10.9
         and 10.10 for 150,000 shares

4.8      Warrant for Purchase of            Exhibit 4.8 to form 10-KSB for the year ended
         securities of American             December 31, 1996.
         Consolidated Laboratories,
         Inc. issued to TDCFLP
         in conjunction with Loan
         advances in 1996 for
         550,000 shares

4.9      Financing Agreement between        Exhibit 10.1 to Quarterly Report on Form 10-Q for the
         the Company, S-O Nebraska,         quarter ended September 30, 1991
         Inc. and TDCFLP, dated Sep-
         tember 13, 1991

10.1     1994 Incentive and Non-            Exhibit 4.1 to Form 10-KSB for the Fiscal year ended
         Statutory Stock Option Plan        December 31, 1994

27       Financial Data Schedule