Form 10KSB/A
period 1996-12-31
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1997-07-08
CIK 823187

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-KSB/A

(Mark One)

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1996
     -------------------------------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from           to
                                    ---------    ---------

                        Commission file number 000-18448

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                    ----------------------------------------
                 (Name of small business issuer in its charter)

            FLORIDA                                             59-2624130
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

             1640 NORTH MARKET DRIVE, RALEIGH, NORTH CAROLINA 27609
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip code)

                                 (919) 872-0744
                                 --------------
                           Issuer's telephone number

Securities registered under Section 12(d) of the Exchange Act:

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
                                      NONE

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of American Consolidated Laboratories, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of American Consolidated Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Consolidated Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

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


March 28, 1997
(May 15, 1997 as to paragraphs three and four of Note 13)

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

        In May 1997, the Company consummated the acquisition of NovaVision, Inc. for stock through a subsidiary merger. An aggregate of 3,561,906 shares of the Company's common stock and 2,808,175 shares of the Company's Series A Redeemable Preferred Stock were issued in the Transaction. In addition, options to purchase NovaVision stock at a nominal price were converted into options to purchase 412,700 shares of the Company's common stock. In connection with this transaction, the Company and its subsidiaries entered into a loan agreement with Sirrom Capital Corporation, pursuant to which the Company borrowed $1,575,000. A portion of the proceeds from this financing were used to completely repay the Company's debt to Fidelity Funding. The remainder of the funds will be used for general corporate purposes. The Company believes that the acquisition of NovaVision and the Sirrom Capital Corporation loan will assist it in becoming cash flow positive.

        On May 15, 1997, the Company decided for strategic reasons to discontinue the distribution of commodity soft lenses produced by the major manufacturers, Bausch & Lomb, Wesley-Jessen, Ciba-Geigy and Johnson & Johnson. The profit margins had declined to a point the Company could no longer distribute these products at acceptable profit margins. All inventories on hand are being returned to the various vendors for credit.