Form 10QSB
period 1997-06-30
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1997-08-14
CIK 823187

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

(X)           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For The Quarterly Period Ended           June 30, 1997

(  )          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _____________ to _______________


                        Commission file number 000-18448

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                 (Name of small business issuer in its charter)

            FLORIDA                                             59-2624130
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

The number of shares outstanding of the registrants Common Stock, par value $0.05 per share, at July 31, 1997 was 7,757,962 shares.

Transitional Small Business Disclosure Format (check one): Yes ____; No X

                         PART 1 - FINANCIAL INFORMATION



ITEM 1 FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 1997

(unaudited)

                         (Begins on the following page)

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                        JUNE 30,
                                                          1997                      DECEMBER
                                                       (UNAUDITED)                  31, 1996
                                                     ----------------           ----------------

CURRENT ASSETS:
   Cash                                              $       314,548             $            -
   Accounts receivable, less allowance
         for doubtful accounts (note 2)                      304,871                    644,157
    Inventories, at lower of cost (first in,
         first out) or market (note 3)                       338,453                    708,152
    Other current assets                                      21,743                    115,408
                                                     ----------------           ----------------

              Total current assets                           979,615                  1,467,717
                                                     ----------------           ----------------

PROPERTY AND EQUIPMENT AT COST:
     Laboratory equipment                                  1,031,425                    871,167
     Office and computer equipment                           216,990                    216,990
     Leasehold improvements                                   56,024                     56,024
     Assets being held for disposition                             -                    255,000
                                                     ----------------           ----------------

              Total property and equipment                 1,304,439                  1,399,181

     Less accumulated depreciation                           932,880                    915,942
                                                     ----------------           ----------------

              Property plant and equipment, net              371,559                    483,239
                                                     ----------------           ----------------

TOTAL ASSETS                                          $    1,351,174                $ 1,950,956
                                                     ================           ================


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                     JUNE 30,
                                                                       1997                DECEMBER
                                                                    (UNAUDITED)            31, 1996
                                                                -------------------     ----------------

CURRENT LIABILITIES:
   Accounts payable                                                $       897,747          $ 1,433,469
   Accrued expenses                                                        307,213              742,766
   Current maturities of long-term debt                                    127,817            2,012,733
   Revolving credit line (note 4)                                                0              390,591
                                                                -------------------     ----------------

              Total current liabilities                                  1,332,777            4,579,559
                                                                -------------------     ----------------

LONG - TERM DEBT (note 4):                                               2,701,880              395,171

DEFERRED RENT                                                               48,537               52,597

COMMITMENTS AND CONTINGENCIES (note 1)

STOCKHOLDERS' DEFICIT (note 1)
   Preferred Stock, $1.00 stated value, 10% dividend payable
       in kind, 5,000,000 shares authorized;
       4,897,429 issued at June 30, 1997                                 4,897,429                    -
   Common stock, $.05 par value, 20,000,000
       shares authorized; 8,377,962 issued and 7,757,962
       shares outstanding at June 30, 1997, and 4,621,623
       issued and 4,005,623 shares outstanding at December 31, 1997        418,898              231,082
   Capital in excess of par                                              9,812,195            6,220,273
   Unallocated purchase price in excess of cost (note 6)                (7,477,778)                   -
   Treasury Stock                                                         (335,000)            (328,000)
   Deficit                                                             (10,047,764)          (9,199,726)
                                                                -------------------     ----------------

              Total stockholders' deficit                               (2,732,020)          (3,076,371)
                                                                -------------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    1,351,174          $ 1,950,956
                                                                ===================     ================


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)



                                                          THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                               JUNE 30,                                  JUNE 30,
                                                   -----------------------------------       ---------------------------------
                                                        1997              1996                     1997            1996
                                                   -----------------------------------       ---------------------------------

NET SALES                                           $      856,722     $   1,171,120           $   1,761,988     $ 2,446,740

COST OF SALES                                              488,266           718,657               1,032,446       1,219,073
                                                   ----------------------------------       ---------------------------------

          Gross profit                                     368,456           452,463                 729,542       1,227,667
                                                   ----------------------------------       ---------------------------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                       100,929            89,611                 171,014         246,164
    Marketing expenses                                      60,355            16,444                 174,992          41,259
    Research and development                                 7,514            10,959                   7,514          24,958
    General and administrative expenses                    457,980           695,203                 851,153       1,387,859
                                                   ----------------------------------       ---------------------------------

          Total operating costs and expenses               626,778           812,217               1,204,673       1,700,240
                                                   ----------------------------------       ---------------------------------

          Operating loss                                  (258,323)         (359,754)               (475,131)       (472,573)

OTHER INCOME (EXPENSES):
    Interest expense                                      (139,907)          (85,126)               (372,256)       (143,783)
    Other income                                            92,235            11,465                 107,320          25,537
                                                   ----------------------------------       ---------------------------------

Loss before non-reoccurring costs                         (305,995)         (433,415)               (740,067)       (590,819)

Income (loss) from discontinued operations (note 5)        (58,082)           81,785                (107,971)          3,937
                                                   ----------------------------------       ---------------------------------

Loss before income taxes                                  (364,077)         (351,630)               (848,038)       (586,882)

INCOME TAXES                                                     -                 -                        -              -
                                                   ----------------------------------       ---------------------------------

NET LOSS                                            $     (364,077)   $     (351,630)         $     (848,038)   $   (586,882)
                                                   ==================================       =================================

Deficit at beginning of period                          (9,683,687)       (6,050,207)             (9,199,726)     (5,814,955)
                                                   ----------------------------------       ---------------------------------

Deficit at end of period                             $ (10,047,764)    $  (6,401,837)           $(10,047,764)    $(6,401,837)
                                                   ==================================       =================================

Net loss per common share - primary (note 7)                ($0.07)           ($0.08)                 ($0.16)         ($0.14)
                                                   ==================================       =================================

Weighted average shares outstanding - primary            5,268,509         4,309,052               5,268,509       4,309,052
                                                   ==================================       =================================



See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                     Six Months Ended June 30, 1997 and 1996


                                                                         1997                        1996
                                                                   ------------------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                             $     (848,038)            $     (586,882)
 Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation                                                             67,793                     89,129
     Amortization of intangibles                                                   -                    130,979
     Discount amortization                                                    89,309                         -
     Gain on sale of Lincoln facility                                         75,313                         -
     Decrease in accounts receivable                                         339,286                     18,230
     Decrease in inventories                                                 369,699                    387,627
     Decrease(Increase) in other current assets                               93,665                   (162,928)
     Decrease in accounts payable                                           (535,722)                  (189,130)
     Decrease in accrued expenses                                           (448,390)                   (78,728)
     Decrease in deferred rent                                                (4,060)                    (2,699)
                                                                   ------------------          -----------------

Net cash used in operating activities                                       (801,145)                  (394,402)
                                                                   ------------------          -----------------

Cash flows from investing activities:
     Additions to property and equipment                                            -                   (17,064)
     Disposal of Lincoln land and building -net book value                   174,687                          -
                                                                   ------------------          -----------------

Net cash from(used) in investing activities                                  174,687                    (17,064)
                                                                   ------------------          -----------------

Cash flows from financing activities:
     Proceeds from borrowings                                              1,666,440                  1,182,456
     Principal payments on debt and repayment of
       revolving line of credit                                             (702,979)                  (246,031)
     Principal payments under capital leases                                        -                   (27,762)
     Purchase of treasury stock                                               (7,000)                  (150,000)
     Issuance of common stock                                                  1,379                     96,062
                                                                   ------------------          -----------------

Net cash provided by financing activities                                    957,840                    854,725
                                                                   ------------------          -----------------


Net increase in cash and cash equivalents                                    331,382                    443,259

Cash at beginning of period                                                  (16,834)                    37,772
                                                                   ------------------          -----------------

Cash at end of period                                                 $      314,548             $      481,031
                                                                   ==================          =================


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               As of and for the Three Months Ended June 30, 1997


1.   Basis of presentation and description of business

         Nature of business

         American Consolidated Laboratories, Inc. (the "Company") or (the "Registrant") is in the business of manufacturing rigid gas permeable and specialty soft contact lenses. The Company is headquartered in Raleigh, North Carolina with operations in Sarasota, Florida and Philadelphia, Pennsylvania. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

         On May 7, 1997, the Company consummated the acquisition of NovaVision, Inc. ("NovaVision") for stock through a subsidiary merger. An aggregate of 3,561,906 shares of the Company's common stock and a total of 4,897,429 shares of the Company's Series A Redeemable Preferred Stock ("Preferred Stock") were issued in the Transaction. Of the 4,897,429 Preferred Shares, 2,088,273 where issued to Tullis-Dickerson Capital Focus Limited Partnership ("Tullis-Dickerson") in exchange for the conversion of $2,088,273 in debt and accrued interest, the remaining 2,809,156 Preferred Shares were issued to existing NovaVision Preferred Series A stockholders. In connection with this transaction, the Company entered into a loan agreement with Sirrom Investments, Inc. ("Sirrom"), pursuant to which the Company borrowed $1,575,000. A portion of the proceeds from this financing was used to completely repay the Company's debt to Fidelity Funding. The remainder of the funds will be used for general corporate purposes. The Company believes that the acquisition of NovaVision and the Sirrom loan will assist it in meeting its current obligations and provide working capital as the Company works toward achieving positive cash flow.

The acquisition of NovaVision reaffirms the Company's intention to execute a roll-up strategy within the rigid gas permeable ("RGP") industry. In addition, as part of the NovaVision acquisition the Company also obtained several patents. The first, for a new generation NovaVision Product, called Nova III, which the Company believes will provide distinct clinical advantages to the wearers. The second for a Collagen technology, from which the Company envisions developing a family of proprietary ophthalmic products. The Company is now in a position to pursue a dual strategy of executing a roll-up within the RGP industry while simultaneously developing technology, either of which could enable the Company to obtain positive cash flow.

         Management is working to achieve positive cash flow from operations by reviewing and adjusting sales prices to provide acceptable profit margins, rescheduling its current obligations and significantly cutting costs. In addition, on May 15, 1997 the Company decided, for strategic reasons, to discontinue the distribution of commodity soft lenses produced by the major manufacturers, Bausch & Lomb, Wesley-Jessen, Ciba-Geigy and Johnson & Johnson. The profit margins had declined to a point where the Company could no longer distribute these products at acceptable profit margins.

         Basis of presentation

         The consolidated financial statements include the accounts of the Company and its subsidiaries, NovaVision, Inc., Salvatori Ophthalmic Manufacturing Corporation ("SOMC"), S-O Nebraska, Inc. ("Lincoln"), and Carolina Contact Lens, Inc. ("CCL"). Certain prior period balances have been reclassified to conform to the current period presentation.


2.   Accounts receivable

         Accounts receivable consists of the following at June 30, 1997 and December 31, 1996:

                               1997       1996
                             --------   --------
Trade receivables            $624,543   $976,693
Less allowances:
         Doubtful accounts    157,069    156,780
         Sales returns        162,603    175,756
                             --------   --------
Net receivables              $304,871   $644,157
                             ========   ========


3.    Inventories

         Inventories consist of the following at June 30, 1997 and December 31, 1996:

                                1997       1996
                              --------   --------
Raw materials                 $167,625   $171,738
Work in process                 16,932     21,562
Finished goods                 153,896    514,852
                              --------   --------
         Total                $338,453   $708,152
                              ========   ========

4.    Long-term debt

         Tullis-Dickerson, provided additional loan advances during the quarter ended June 30, 1997 of $40,000. These advances where made prior to the NovaVision acquisition on the same terms and conditions as the advances made during 1996.

         Effective with the NovaVision acquisition on May 7, 1997, Tullis-Dickerson converted $2,088,273 in debt and accrued interest into Preferred Stock of the Company. The Company assumed $520,000 of NovaVision debt with Sirrom. In addition, the Company entered into a loan agreement with Sirrom for $1,575,000. The Sirrom note is a five year 13.5% interest only note due April 25, 2002. A portion of the proceeds from this loan were used to completely repay the revolving credit line with Fidelity Funding.

5.    Loss from discontinued operations

         In May, the Company decided for strategic reasons to discontinue the distribution of commodity soft lenses produced by the major manufacturers, Bausch & Lomb, Wesley-Jessen, Ciba-Geigy and Johnson & Johnson. The profit margins had declined to a point where the Company could no longer distribute these products at acceptable profit margins. This has been reflected as a discontinued operation in accordance with APB #30.

         The assets of this business segment were separate from the assets used in the manufacture of RGP and specialty soft lenses. The customer base buying the distributed product was completely different and distinct from the manufactured lens customer base. The revenue and expenses associated with this segment of the business had been accounted for separately in order to properly monitor and effectively manage the distribution business. The distribution segment was a high volume low margin segment in contrast to the manufactured segment, which is a specialty product characterized by lower volume and higher margins.

6.    Nova acquisition

         The unallocated purchase price in excess of the cost, from the acquisition has been reflected in the equity section of the balance sheet. The unallocated purchase price of $7,477,778 represents the net of the assets acquired of $311,872 (cash, receivables, inventory and fixed assets) less the liabilities acquired of $823,557 (trade payables, accrued liabilities and long-term debt) and the issuance of the Preferred Stock issued at the stated value of $1.00 per share and the Common Stock issued at the market value on May 7, 1997 of $1.00, as quoted by the National Quotation Bureau, LLC.

          A valuation of the acquisition is in the process of being conducted. Due to the complexity of the transaction and financial condition of both companies prior to acquisition, the valuation is not yet complete. Once complete any adjustments, if necessary, will be made.

7.   Loss per share

         Loss per share was computed based upon the weighted average number of shares outstanding during the period. Loss per share is presented on a primary basis only, since on a fully diluted basis it would be anti-dilutive.

8.    Subsequent Event

          The Company plans to consolidate all the Company's manufacturing into the Sarasota location during the third quarter. It is projected the cost of severance, settling various contractual arrangements and the relocation of the equipment will cost the Company $153,000 over the third and fourth quarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management's discussion of the results of operations for the three and six month periods ended June 30, 1997 and 1996 refer to the Company's continuing operations as presented in the consolidated financial statements. The 1996 information has been restated to reflect the presentation of the discontinued operations.

Results of Operations - Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Net sales for the three months ended June 30, 1997 totaled $856,722, a decrease of $314,398 or 26.8% from the comparable period in 1996. The decrease is primarily due to two factors; the first is the loss of a specialty manufactured soft lens customer which accounts for approximately $186,000 of the decline; the second is the loss of certain local Lincoln customers that had done business with the Lincoln facility prior to it being integrated into the Raleigh and Sarasota facilities, which accounts for approximately $46,000 of the decline.

         The gross profit was $368,456, or 43.0% of net sales for the quarter ended June 30, 1997 compared to $452,463, or 38.6% for the comparable period in 1996. The improvement in the gross margin percentage is the result of management's actions to evaluate and position selling prices to provide acceptable profit margins.

         Total operating expenses of $626,778 for the quarter ended June 30, 1997 were $185,439, or 22.8% lower than the $812,217 for the quarter ended June 30, 1996. The improvement is the result of cost cutting measures taken in the fourth quarter of 1996. On October 1, 1996, there was a 13% reduction in work force, and on November 15, 1996, the Lincoln, Nebraska manufacturing facility, was consolidated into the Sarasota and Raleigh facilities. These two actions contributed significantly to the reduced level of operating expenses.

         The Company incurred an operating loss of $258,323 for the three months ended June 30, 1997 compared to an operating loss of $359,754 for the three months ended June 30, 1996. The reduction in the loss was due to the higher gross profit margin and the reduction in operating expenses.

         Interest expense for the three months ended June 30, 1997 totaled $139,907, compared to $85,126 for the comparable period in the prior year. This increase is due to the increased borrowings incurred to support the prior losses, current operations and the impact of the amortization of the discount associated with warrants issued to Fidelity Funding in 1996 in connection with the Company's former revolving credit line.

Results of Operations - Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Net sales for the six months ended June 30, 1997 totaled $1,761,988, a decrease of $684,752, from the comparable period in 1996. The decrease is due to two factors; the first is the loss of a specialty manufactured soft lens customer which accounts for approximately $422,000, of the decline; the second is the loss of certain local Lincoln customers that had done business with the Lincoln facility prior to it being integrated into the Raleigh and Sarasota facilities which accounts for approximately $92,000 of the decline.

         The gross profit for the six months ended June 30, 1997 was $729,542, or 41.4% of net sales compared to $1,227,667, or 50.2% of net sales for the six months ended June 30, 1996. The fluctuation in the gross profit percentage is primarily due to the lost sales volume from this specialty manufactured soft lens customer.

         Total operating costs for the six months ended June 30, 1997 decreased $495,567. The improvement is the result of cost cutting measures taken in the fourth quarter of 1996. On October 1, 1996 there was a 13% reduction in work force, and on November 15, 1996, the Lincoln, Nebraska manufacturing facility was consolidated into the Raleigh and Sarasota facilities. These two actions contributed significantly to the reduced level of operating expenses.

         Interest expense for the six months ended June 30, 1997 totaled $372,254 compared to $143,783 for the same period in 1996. This increase is due to the increased borrowings incurred to support the prior losses, current operations, and the impact of the amortization of the discount associated with the Fidelity and Tullis-Dickerson warrants issued in 1996. The amortization of the Tullis-Dickerson discount ended on March 31, 1997 and the Fidelity discount ended on May 7, 1997.


   Financial Condition

         Cash used in operating activities during the first six-months of 1997 totaled $801,145 compared to $394,402 in the comparable period in 1996. For the first six-months of 1997, cash increased $331,382. For the June 30, 1996 period, cash increased $443,259 to $481,031.

         The working capital deficit at June 30, 1997 was $353,162, which showed a significant improvement compared to a working capital deficit of $3,111,842 at December 31, 1996. The improvement is primarily the result of the conversion of $2,088,273 in Tullis-Dickerson debt and interest into Preferred Stock and the repayment of the Fidelity revolving credit line. During the quarter Sirrom provided $1,575,000 in debt financing and Tullis-Dickerson provided cash advances during the period totaling $175,000.

         Management is working to achieve positive cash flow from operations by reviewing and adjusting sales prices to provide acceptable profit margins, rescheduling its current obligations and significantly cutting costs. In addition, on May 15, 1997 the Company decided for strategic reasons to discontinue the distribution of commodity soft lenses produced by the major manufacturers, Bausch & Lomb, Wesley-Jessen, Ciba-Geigy and Johnson & Johnson. The profit margins had declined to a point where the Company could no longer distribute these products at acceptable profit margins.

         On May 7, 1997, the Company consummated the acquisition of NovaVision, Inc. ("NovaVision") for stock through a subsidiary merger. An aggregate of 3,561,906 shares of the Company's common stock and a total of 4,897,429 shares of the Company's Series A Redeemable Preferred Stock ("Preferred Stock") were issued in the Transaction. Of the 4,897,429 Preferred Shares, 2,088,273 where issued to Tullis-Dickerson Capital Focus Limited Partnership ("Tullis-Dickerson") in exchange for the conversion of $2,088,273 in debt and accrued interest, the remaining 2,809,156 Preferred Shares were issued to existing NovaVision Preferred Series A stockholders. In connection with this transaction, the Company entered into a loan agreement with Sirrom Investments, Inc. ("Sirrom"), pursuant to which the Company borrowed $1,575,000. A portion of the proceeds from this financing was used to completely repay the Company's debt to Fidelity Funding. The remainder of the funds will be used for general corporate purposes. The Company believes that the acquisition of NovaVision and the Sirrom loan will assist it in meeting its current obligations and supply working capital as the Company works toward achieving positive cash flow.

The acquisition of NovaVision reaffirms the Company's intention to execute a roll-up strategy within the rigid gas permeable ("RGP") industry. In addition, as part of the NovaVision acquisition the Company obtained several patents.
The first, for a new generation NovaVision Product, called Nova III, which the Company believes will provide distinct clinical advantages to the wearers. The second for a Collagen technology, from which the Company envisions developing a family of proprietary ophthalmic products. The Company is now in a position to pursue a dual strategy of executing a roll-up within the RGP industry while simultaneously developing technology, either of which could enable the Company to obtain positive cash flow.

Certain matters discussed in this report may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ from those discussed. Any forward-looking statements contained in this document reflect management's current intentions and expectations. However, management makes no representations or assurances that these intentions or expectations will be realized.

                                     PART II

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a) The exhibits to this Form 10-QSB are listed on the accompanying Index to Exhibits.

         (b) The Company filed Form 8-K for its May 7, 1997 acquisition of NovaVision on May 21, 1997 and the loan agreement entered into with Sirrom immediately after the merger. The Registrant is in the process of having the financial statements of NovaVision audited for the two years ended December 31, 1996 and 1995. NovaVision did not have audited financial statements.

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

                                     American Consolidated Laboratories, Inc.

Date:____________________            By:______________________________
                                        Joseph A. Arena
                                        Chief Executive Officer

Date:____________________            By:______________________________
                                        Kenneth C. Kirkham
                                        Chief Financial Officer

ITEM 6 (a) INDEX TO EXHIBITS

Exhibit
Number            Description                        Incorporated by reference
---------------------------------------------------------------------------------------------------------------------------
2.       Agreement and Plan of              Exhibit 2 to Report on Form 8-K dated May 7, 1997
         Merger by and among
         NovaVision, Inc., Bart
         Gutekunst, the Registrant and
         NV Acquisition, Inc. dated
         May 7, 1997

3.1      Articles of Incorporation and      Exhibit 3.1 to quarterly Report on Form 10-Q for
         subsequent amendments of           quarter ended March 31, 1997
         registrant

3.2      Articles of Merger of              Exhibit 3 (a)(2) to Report on Form 8-K dated May 7,
         NovaVision, Inc. into NV 1997
         Acquisition, Inc. dated May
         8, 1997

3.3      Bylaws of the registrant           Exhibit 10.2 to quarterly Report on Form 10-Q for
                                            quarter ended March 31, 1997

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

4.10     Loan Agreement dated as of         Exhibit 4(a) to the Report on Form 8-K dated May
         May 7, 1997 by and between         7, 1997
         The Registrant and Sirrom
         Investments, Inc.

4.11     Joint and Several                  Exhibit 4(b) to the Report on Form 8-K dated May 7,
         Unconditional Continuing           1997
         Guaranty dated as of May 7,
         1997 of Loan Agreement
         dated as of May, 1997 by the
         Registrant, NovaVision, Inc.
         Biopolymer Corporation,
         Salvatori Ophthalmic
         Manufacturing Corporation,
         S-O Nebraska, Inc., Wolcon
         Labs, Inc. and Carolina
         Contact Lens, Inc.

4.12     Promissory Note dated May          Exhibit 4(c) to the Report on Form 8-K dated May 7,
         7, 1997 by and between the         1997
         Registrant and Sirrom
         Investments, Inc.

4.13     Intercreditor Agreement            Exhibit 4(d) to the Report on Form 8-K dated May 7,
         dated May 7, 1997, among           1997
         the Registrant, Tullis-
         Dickerson Capital Focus,
         L.P., NovaVision, Inc.
         Biopolymer Corporation,
         Salvatori Ophthalmic
         Manufacturing Corporation,
         S-O Nebraska, Inc., Wolcon
         Labs, Inc. and Carolina
         Contact Lens, Inc.

4.14     Security Agreement dated as of     Exhibit 4(e) to the Report on Form 8-K dated May 7,
         May 7, 1997, by and between        1997
         the Registrant, NovaVision, Inc.
         Biopolymer Corporation,
         Salvatori Ophthalmic
         Manufacturing Corporation,
         S-O Nebraska, Inc. Wolcon
         Labs, Inc. and Carolina
         Contact Lens, Inc.
         (collectively, the "Grantors")
         and Sirrom Investments, Inc.,
         as agent pursuant to that certain
         Intercreditor Agreement of even
         Date herewith by and between
         Tullis-Dickerson Capital Focus,
         L.P., Sirrom Investments, Inc.
         and the Grantors.


4.15     Trademark and Patent Security      Exhibit 4(f) to the Report on Form 8-K dated May
         Agreement dated as of May 7,       7, 1997
         1997 by and between the
         Registrant and Sirrom
         Investments, Inc. as agent
         pursuant to that certain
         Intercreditor Agreement of
         even date herewith by and
         between Tullis-Dickerson
         Capital Focus L.P., Sirrom
         Investments, Inc. and the
         Grantors.

4.16     Stock Pledge Agreement             Exhibit 4(g) to the Report on Form 8-K dated May 7,
         dated as of May 7, 1997, by        1997
         and between the Registrant,
         and Sirrom Investments, Inc.
         as Agent pursuant to that
         certain Intercreditor
         Agreement of even date
         Herewith by and between
         Tullis-Dickerson Capital
         Focus, L.P., Sirrom and
         The Grantors.

4.17     Stock Purchase Warrant             Exhibit 4(h) to the Report on Form 8-K dated May 7,
         dated as of May 7, 1997,           1997
         issued by the Registrant
         to Sirrom Investments, Inc.

10       Employment Agreement               Exhibit 10(a) to the Report on Form 8-K
         between the Registrant             dated May 7, 1997
         and Bart C. Gutekunst
         dated May 7, 1997

10.1     1994 Incentive and Non-            Exhibit 4.1 to Form 10-KSB for the Fiscal year ended
         Statutory Stock Option Plan        December 31, 1994

27       Financial Data Schedule

