Form 10KSB/A
period 1996-12-31
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1997-10-03
CIK 823187

FORM 10-KSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended          December 31, 1996
                          --------------------------

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

Yes  [ X ]           No  [  ]

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


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               1996 FORM 10-KSB/A

                                TABLE OF CONTENTS


                                     PART I
                                                                        PAGE NO.

Item  1.   Description of Business                                             3

Item 2.    Description of Properties                                           7

Item 3.    Legal Proceedings                                                   8

Item 4.    Submission of Matters to a vote of Security Holders                 8


                                     PART II

Item 5.    Market for Common Equity and Related Stockholders Matters           9

Item 6.    Management's Discussion and Analysis                                9

Item 7.    Financial Statements                                               11

Item 8.    Changes In and Disagreements with Accountants on Accounting and    30
           Financial Disclosure

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16 (a) of the Exchange Act                  30

Item 10. Executive Compensation                                               32

Item 11. Security Ownership of Certain Beneficial Owners and Management       35

Item 12. Certain Relationships and Related Transactions                       36

Item 13. Exhibits and Reports on Form 8-K                                     38

                                     PART I

ITEM  1.   BUSINESS

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

The Company purchases the raw material buttons from two primary suppliers, Polymer Technologies Corp., a subsidiary of Bausch & Lomb, and Paragon Vision Sciences. The Company has no difficulty in obtaining an adequate supply of raw material buttons. The Company produces methafilcon A from generally available chemicals, under a license agreement with Kontour Kontact Lens, Inc. which is the raw material used in the production of soft lenses. The Company purchases polymacon from a supplier in Sarasota, however there are alternative suppliers available if needed.

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

COMMODITY LENSES The Company distributes virtually every brand of daily wear, extended wear, disposable, and specialty soft lenses of any consequence available in the United States. The Company's Raleigh facility includes a distribution center for commodity lenses manufactured by the principal commodity lens manufacturers, Bausch & Lomb, Wesley-Jessen, Ciba-Geigy and Johnson & Johnson. All commodity products are covered by warranties from each manufacturer.

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

NEW PRODUCTS

MAXIMEYES RGP PLANNED REPLACEMENT PROGRAM In 1997, the Company will introduce the "MaximEyes" RGP Planned Replacement Program from Paragon Vision Science featuring the new FluoroPerm 151 material. This program is intended to address the growing consumer trend towards convenience which has propelled the significant growth in the disposable segment of the commodity lens market at the expense of the non-disposable segment of the commodity lenses market. With the "MaximEyes" Program, the lenses are replaced at regular intervals, which provides for better vision, corneal health, and comfort.

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

COMPETITION

CUSTOM LENSES In the custom lens segment of the market; ACL is already one of the 5 largest manufacturers. This segment is highly fragmented, and is currently comprised of approximately 200 small independent companies. ACL is a dominant force in its primary markets on the East Coast. ACL penetration in its primary markets has been based on a combination of outstanding customer service and price. Outside of its primary markets along the East Coast, the Company does experience competition from other labs on a regional basis.

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

SIGNIFICANT CUSTOMER

The Company had a multi-year contract with one customer that expired August 31, 1996. The contract was not renewed when it expired. Sales to this customer in 1996 and 1995 were approximately $460,000, or 5.9%, of total sales and $761,000, or 8.5%, of total sales, respectively. The expiration of this contract has not had a significant adverse effect on the Company. The Company has no other single customer, which accounts for more than 2.0% of total sales.

PATENTS, TRADEMARKS AND LICENSE

The Company has seven registered U.S. Trademarks, one of which is also registered in Canada. The registered trademarks currently being used by the Company are "Allvue", "BiVue", "Consta-Vu", "Sof-form", and "Accuform". The Company occasionally uses the marks "Comfort Control" and "The Tailors of Contact Lenses". ACL does not own any patents.

The Company holds three manufacturing licenses. A nonexclusive license, expiring in 2006, is held from the estate of David Volk, M.D., to manufacture certain aspheric RGP lenses and a soft multifocal lens sold under the trademark "Allvue". The Company holds an on going license from Kontour Kontact Lens to produce Methafilcon A and contact lenses from that material. In addition, the Company has licenses with Polymer Technology Corp.; a division of Bausch & Lomb, and Paragon Vision Sciences to produce RGP lenses from each individual company's various polymers. Polymer and Paragon are the industry leaders, however the Company also has license agreements with every U.S. polymer manufacturer. This is a competitive advantage, which allows ACL to manufacture in any material the eye care professional prefers.

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

The Company leases its facilities in Raleigh, North Carolina, Sarasota, Florida and Philadelphia, Pennsylvania. The Company owns a facility in Lincoln, Nebraska, which was closed on November 15, 1996. On March 3, 1997 the Company executed an agreement to sell this facility.

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

The Company's tangible property consists primarily of production equipment and computer hardware, which is either owned or leased. The leased equipment is subject to liens held by a variety of financing companies, none of which is material.

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

The Company incurred an operating loss, excluding the impact of restructuring expenses and the write-down of intangible assets, of $1,354,263 in 1996 compared to $1,775,159, in 1995, an improvement of $420,896. The Company attributes the loss to decisions and actions taken in 1995 by the previous management team and the residual implications of those decisions and actions which carried over into 1996. Significant progress was made in the third and fourth quarters to increase sales and reduce the monthly level of expenses built up by the previous management team.

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

Total operating costs and expenses for 1996, excluding the impact of the one-time restructuring expenses, were $713,877, or 18.7%, lower than 1995. All of the reduction of $713,877 was achieved in the third and fourth quarters. Total operating costs and expenses for 1996, excluding the restructuring expenses and the write-down of intangible assets, were $3,823,936 compared to $4,537,813 for 1995. This is the result of the following actions: 1) reduction in work force on 10/1/96; 2) closure of the Lincoln facility on 11/15/96; 3) renegotiating with various vendors that provide services to the Company. In the first quarter of 1996, monthly operating expenses, averaged approximately $342,000, compared to December 1996 operating expenses, excluding restructuring expenses and the write-down of intangible assets, of $274,679. Operating expenses in the first two months of 1997 have averaged less than $250,000 per month.

Selling expenses are down in 1996 compared to 1995 due to the elimination of the "National Sales Force", which was established by the previous management team in 1995. This industry does not typically operate with a sales force, but rather through Tele-marketing and other more cost-effective methods. Consequently all but three members of the sales force were terminated in early 1996. The remaining three sales representatives either resigned or were terminated in the fourth quarter of 1996.

Marketing activities had been curtailed during 1996 as a result of cash flow constraints. However, with the closing of the Fidelity credit line in June, the Company did increase spending for marketing activities in the second half of the year, including the hiring, late in the year, of a Tele-marketer as it begins to focus on telemarketing.

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

The Company recorded a write-down of intangible assets in the amount of $883,369 in the fourth quarter of 1996. Given the uncertainty of the Company's financial condition at December 31, 1996 and the losses incurred in 1996 and 1995 the Company believes the value of its intangible assets have been impaired.

Interest expense for 1996 totaled $713,248 compared to $214,536 for 1995. The increase is the result of the additional funds borrowed to support the 1996 loss, and the recognition of $312,000 in interest expense associated with warrants, issued in connection with certain financing arrangements in 1996, to purchase the Company's common stock.

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

               Independent Auditors' Report

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





March 28, 1997
(May 15, 1997 as to paragraphs three and four of Note 13)

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                                          DECEMBER            DECEMBER
                                                                          31, 1996            31, 1995
                                                                        ------------       -------------
CURRENT ASSETS:
   Cash                                                                         $ -            $ 37,772
   Accounts receivable, less allowance
         for doubtful accounts (note 3)                                     644,157             635,032
    Inventories, at lower of cost (first in,
         first out) or market (note 4)                                      708,152           1,094,743
    Other current assets                                                    115,408               5,181
                                                                        ------------       -------------

                                   Total current assets                   1,467,717           1,772,728
                                                                        ------------       -------------

PROPERTY AND EQUIPMENT AT COST:
     Laboratory equipment                                                   871,167           1,114,567
     Office Equipment                                                       216,990             320,607
     Leasehold improvements                                                  56,024              60,150
     Assets being held for disposition                                      255,000             255,000
                                                                        ------------       -------------

                                   Total property and equipment           1,399,181           1,750,324

     Less accumulated depreciation                                          915,942           1,128,838
                                                                        ------------       -------------

                                   Property plant and equipment, net        483,239             621,486
                                                                        ------------       -------------

OTHER ASSETS:
     Costs in excess of  fair value of assets
           acquired                                                               -             828,419
     Other intangible assets                                                      -             938,815
     Miscellaneous                                                                -              91,945
                                                                        ------------       -------------

                                                                                  -           1,859,179

     Less accumulated amortization                                                -             411,835
                                                                        ------------       -------------

                                   Total other assets, net                        -           1,447,344
                                                                        ------------       -------------

TOTAL ASSETS                                                            $ 1,950,956         $ 3,841,558
                                                                        ============       =============


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                                               DECEMBER           DECEMBER
                                                                               31, 1996           31, 1995
                                                                             -------------     --------------

CURRENT LIABILITIES:
   Accounts payable                                                           $ 1,433,469        $ 1,796,484
   Accrued expenses (note 5)                                                      742,766            260,097
   Current maturities of long-term debt (note 7)                                2,012,733            606,374
   Revolving credit line (note 6)                                                 390,591                  -
                                                                             -------------     --------------


                                   Total current liabilities                    4,579,559          2,662,955
                                                                             -------------     --------------

LONG - TERM DEBT (note 7):                                                        395,171          1,050,639

DEFERRED RENT                                                                      52,597             58,238

COMMITMENTS AND CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT) (note 8)
   Common stock, $.05 par value, 20,000,000 shares
       authorized; 4,621,623 issued and 4,005,623 shares
       outstanding at December 31, 1996, and 4,436,927
       issued and outstanding at December 31, 1995                                231,082            221,847
   Capital in excess of par value                                               6,220,273          5,887,834
   Receivable for shares issued as collateral                                           -           (225,000)
   Treasury Stock                                                                (328,000)                 -
   Deficit                                                                     (9,199,726)        (5,814,955)
                                                                             -------------     --------------

                                   Total stockholders' equity (deficit)        (3,076,371)            69,726
                                                                             -------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $ 1,950,956        $ 3,841,558
                                                                             =============     ==============


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                    1996                1995
                                               -------------       -------------

NET SALES                                       $ 7,858,314         $ 9,003,229

COST OF SALES                                     5,388,641           6,240,575
                                               -------------       -------------

          Gross profit                            2,469,673           2,762,654
                                               -------------       -------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                979,878           1,059,294
    Marketing expenses                              107,448             153,616
    Research and development                         54,099              56,435
    General and administrative expenses           2,682,511           3,268,468
    Restructuring expenses (note 9)                 483,774                   -
    Write-down of intangibles (note 10)             883,369
                                               -------------       -------------

          Total operating costs and expenses      5,191,079           4,537,813
                                               -------------       -------------

          Operating loss                         (2,721,406)         (1,775,159)

OTHER INCOME (EXPENSES):
    Interest expense (note 8)                      (713,248)           (214,536)
    Other income (expense)                           49,883            (104,751)
                                               -------------       -------------

Loss before income taxes                         (3,384,771)         (2,094,446)

INCOME TAXES (note 11)                                    -                   -
                                               -------------       -------------

NET LOSS                                       $ (3,384,771)       $ (2,094,446)
                                               =============       =============


Loss per common share (note 1)                       ($0.81)          ($0.51)
                                               =============       =============

Weighted average shares outstanding (note 1)      4,158,141           4,091,549
                                               =============       =============

See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                      CAPITAL IN   RECEIVABLE
                                    COMMON STOCK      EXCESS OF    FOR SHARES
                                --------------------     PAR       ISSUED AS                    TREASURY
                                  SHARES     AMOUNT     VALUE      COLLATERAL       DEFICIT       STOCK           TOTAL
                                -------------------------------------------------------------------------------------------

Balances, January 1, 1995       3,823,048    191,153   5,282,708           0      (3,720,509)          0        1,753,352

Issuances of common stock         613,879     30,694     605,126    (225,000)              -           0          410,820

Net loss                                -          -           -           0      (2,094,446)          0       (2,094,446)

                                ------------------------------------------------------------------------------------------
Balances, December 31, 1995     4,436,927    221,847   5,887,834    (225,000)     (5,814,955)          -           69,726

Issuances of common stock        (431,304)     9,235    (131,917)    225,000                    (328,000)        (225,682)

Issuance of stock warrants                               464,356                                                  464,356

Net loss                                                                          (3,384,771)                  (3,384,771)

                                ===========================================================================================
Balances, December 31, 1996     4,005,623    231,082   6,220,273        -         (9,199,726)    (328,000)     (3,076,371)
                                ===========================================================================================


See notes to consolidated financial statements.

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31,1996 AND 1995



                                                              1996             1995
                                                         -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                $ (3,384,771)    $ (2,094,446)
 Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                             151,316          134,959
     Amortization                                             268,244          321,663
     Write-off of Intangibles                               1,179,099
     Debt extension expense                                         -            8,125
     Interest expense related to issuance of warrants         311,508
     Loss on disposal              of assets                    7,066                -
     Management fee expense                                         -           18,000
     (Increase) decrease in accounts receivable                (9,125)         438,875
     (increase) decrease in inventories                       386,591         (290,884)
     (Increase) decrease in other current assets             (110,227)          87,307
     (Decrease) increase in accounts payable                 (160,188)         893,484
     Increase in accrued expenses                             579,986           29,167
     (Decrease) in deferred rent                               (5,641)          (2,808)
                                                           -----------   --------------

Net cash used in operating activities                        (786,142)        (456,558)
                                                           -----------   --------------

Cash flows from investing activities:
     Additions to property and equipment                      (20,135)         (84,220)
     Deferred acqusition costs                                      -          (36,117)
     Purchase of Philcon Laboratories, Inc.                         -          (95,000)
                                                           -----------   --------------

Net cash used in investing activities                         (20,135)        (215,337)
                                                           -----------   --------------

Cash flows from financing activities:
     Net proceeds from asset based loan                       455,915                -
     Proceeds from borrowings                                 885,833          592,000
     Principal payments on long - term debt                  (560,480)        (242,975)
     Principal payments under capital leases                  (34,563)               -
     Issuance of common stock                                   4,966           39,695
                                                           -----------   --------------

Net cash provided by financing activities                     751,671          388,720
                                                           -----------   --------------


Net decrease in cash                                          (54,606)        (283,175)

Cash beginning of period                                       37,772          320,948
                                                           -----------   --------------

Cash (overdraft) end of period                              $ (16,834)        $ 37,773
                                                           ===========   ==============


See notes to consolidated financial statements

                         CONSOLIDATED LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

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

In May the Company issued 40,000 shares of common stock to one of its vendors, as payment of $40,000 owed that vendor.

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

During 1996 the Company issued warrants to purchase common stock in connection with certain financing arrangements and recorded a discount of $253,440.

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

                    AMERICAN CONSOLIDATED LABORATORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


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

         REVENUE RECOGNITION

         Revenues are recognized when product is shipped. Net sales include returns and allowances in accordance with Company policies. The Company grants credit terms to its customers consistent with normal industry practices.

         INVENTORIES

         Inventories are stated at lower of cost, determined by the first-in, first-out method, or market. Consideration is given to deterioration, obsolescence and other factors in determining market value.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Depreciation is determined using the straight-line method for both financial statement and income tax purposes. Cost in excess of the fair value of assets is being amortized on the straight-line method over five to ten years.

         INTANGIBLE ASSETS

         In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-lived Assets", the Company assesses the recoverability of the excess of cost over fair market value of net assets acquired and other intangible assets based on management's estimates of future cash flows.

         INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", (SFAS #109) which is an asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences by applying statutory rates to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.

         ACCOUNTS PAYABLE

         The accounts payable balance at December 31, 1996 includes a cash overdraft in the amount of $16,834.

         LOSS PER SHARE

         Loss per share was computed based upon the weighted average number of shares outstanding during the period. Loss per share is presented on a primary basis only, since on a fully diluted basis it would be anti-dilutive.

         RECLASSIFICATIONS

         Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

3.   ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following at December 31, 1996 and 1995:

                                               1996                1995
                                               ----                ----
Trade receivables                           $ 976,693           $ 1,127,537
Less allowances:
         Doubtful accounts                    156,780               215,728
         Sales returns                        175,756               276,778
                                              -------               -------
Net receivables                             $ 644,157          $    635,032
                                              -------               -------

4.    INVENTORIES

         Inventories consist of the following at December 31, 1996 and 1995:

                                               1996                1995
                                               ----                ----

Raw materials                               $ 171,738         $   180,913
Work in process                                21,562              29,154
Finished goods                                514,852             884,676
                                              -------             -------

         Total                              $ 708,152          $1,094,743
                                              -------           ---------

5.    ACCRUED EXPENSES

         Accrued expenses consist of the following at December 31, 1996 and 1995:

                                1996                         1995
                                ----                         ----

Interest                      $ 364,829                 $   99,975
Restructuring costs              90,684                          -
Royalties                        72,451                     15,029
Payroll                          57,032                     86,756
Vacation pay                     24,787                     47,570
Other                           132,983                     10,767
                                -------                   --------

         Total                $ 742,766                  $ 260,097
                                -------                    -------

6.   REVOLVING CREDIT LINE

         On June 28, 1996 the Company closed on a $2,000,000 revolving line of credit with Fidelity Funding of California, Inc. The line of credit is secured by the first positions in the Company's accounts receivable and inventory. The interest rate on the loan is 1.5% over the prime rate. The line of credit is for a term of three years and has prepayment penalties. The proceeds from the loan were used for working capital purposes. The Company is prohibited from paying dividends without Fidelity's consent. In connection with this line of credit, Fidelity also received 150,000 warrants to purchase the Company's common stock, which is discussed in detail in note 8. The balance at December 31, 1996 is net of unamortized discount of $65,324.

7.    LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 1996 and 1995:

                                                                  1996               1995
                                                                  ----               ----
Notes payable to Tullis-Dickerson Capital Focus,
    L.P., net of unamortized discount of $87,524              $ 1,065,309          $ 272,000
Secured Convertible Term Promissory Note payable
    to Tullis-Dickerson Capital Focus L.P.                        800,000            800,000
Note payable to The Oncologic Foundation, Inc.                      7,500             22,500
Obligation under capital lease, payable to IBM Credit                   -             27,762
Note payable to David Dougherty                                         -             55,000
Note payable to Joe Kelly                                         104,809            125,000
Note payable to SouthTrust                                              -             25,400
Note payable to Cornhusker                                        167,786            172,550
Note payable to The Caribou Bridge Fund                                 -            150,000
Note payable to Grady Deal                                        120,000                  -
Note payable to Estate of Wayne Smith                             142,500                  -
Long-term debt, other                                                   -              6,801
                                                              -----------        -----------
         Total debt                                             2,407,904          1,657,013
Less current maturities                                         2,012,733            606,374
                                                              -----------        -----------
                                                                $ 395,171         $1,050,639
                                                              -----------        -----------

         In November and December 1995 Tullis-Dickerson Capital Focus L.P. (TDCFLP) provided financing to the Company in the amount of $267,000. TDCFLP continued to advance funds in 1996 under the same terms and conditions. Each advance has a maturity date six months from the date of the advance. Interest is payable until maturity at 13.5%, and at 19.5% after maturity. On the last $550,000 of advances, TDCFLP received 550,000 warrants to purchase the Company's common stock which is discussed in detail in note 8.

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

         All the TDCFLP debt is secured by the accounts receivable, inventory and property and equipment. In addition the Company is prohibited from paying any dividends under the terms of the TDCFLP loan agreements.

         At December 31, 1996 and 1995 interest owed and unpaid to TDCFLP was $363,714 and $85,000, respectively.

         In accordance with Grady Deal and Wayne Smith's, (former officers of the Company) termination agreements dated April 18, 1996, and July 10, 1996, respectively, they each exercised their option to put to the Company 300,000 shares each of common stock. Pursuant to the Share Purchase and Stockholder Agreement dated August 15, 1994 the Company had to purchase these shares at $0.50 per share, or $150,000 payable to each in twenty equal quarterly installments, along with interest at 5.53% on the Deal note and 6.21% on the Smith note.

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

         In May the Company issued 40,000 shares of common stock to one of its vendors, as payment of amounts owed that vendor.

         The Company converted $36,000 in management fees owed to Tullis-Dickerson & Co. into common stock in June 1996. The Company issued 53,327 shares as payment for the amount owed.

         The Caribou Bridge Fund (Caribou) exercised a warrant to purchase 20,000 shares of common stock at $.10 per share in May 1996. In accordance with the loan agreement with Caribou, these shares if not registered by the Company by June 1996, provided for additional shares to be issued each month for which they remained unregistered. The Company negotiated the repurchase of these shares. To date, four payments have been made with the final payment to be made in 1997. The shares repurchased, 16,000 to date are being held in Treasury. The 150,000 shares held as collateral by Caribou were returned to the Company in 1996.

         In December, the Company issued 10,000 shares of stock to a former employee in payment for services provided to the Company, as an outside consultant capacity.

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

         STOCK OPTIONS

         As permitted, the Company applies "Accounting Principles Board Opinion 25" and related interpretations in accounting for its stock-based compensation plan. Stock options are primarily granted at fair market value of the common stock at the grant date. Accordingly no compensation expense has been recognized for stock option awards. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the alternative method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123) the effect on the Company's net loss for the periods ended December 31, 1996 is estimated to have increased the Company's net loss by approximately $186,000. The estimated impact of the fair value of the options awarded in 1996 on compensation expense of approximately $186,000 is calculated using the Black-Scholes option-pricing model with the following assumptions applied individually to each option award:

  Market price of stock equaled exercise price of option award at date of grant
  Expected life in years                         2 to 5 years
  Annualized volatility                          115%
  Annual rate of quarterly dividends             $0.00
  Discount rate - Bond Equivalent Yield          5.00%

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

         The Company has, over the years, granted to certain officers, directors, employees and advisors stock options for the purchase of the Company's common stock. The options granted have expiration dates of five or ten years after date of grant. In some instances the option vests over a period of years. At December 31, 1996, there are no options outstanding that vest over a period in excess of four years. The weighted average price of the options outstanding at December 31, 1996 was $0.62 per share, and the weighted average life of the options was 8.5 years.

The table below summarizes stock options granted and outstanding for the years ended December 31, 1996 and 1995:

                                             Number                 Price
                                           of Shares              Per Share

Outstanding, December 31, 1994              685,000           $0.125 to $3.00
         Granted                                  0
         Exercised                          109,390           $0.125 to $0.50
         Expired                                  0
                                            -------
Outstanding, December 31, 1995              575,610           $0.125 to $3.00
         Granted                            913,010           $0.25   to $0.76
         Exercised                           31,866           $0.10   to $0.50
         Expired                            499,410           $0.50   to $3.00
                                            -------
Outstanding, December 31.1996               957,344           $0.125 to $1.125
                                            -------

         Of the 913,010 options granted in 1996, 765,000 were granted to the three members of the new management team and 148,010 were issued to employees. In February all the employees received varying numbers of stock options, based on compensation levels, under the Company's 1994 Incentive and Non-Statutory Stock Option Plan ("the Plan"). Under the Plan there are 810,000 shares registered. The Company is proposing to make substantial modifications to the Plan. The proposed modifications will be put to a vote of the shareholders at the next annual meeting.

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

10.   WRITE-DOWN OF INTANGIBLES

         Given the uncertainty of the Company's financial condition at December 31, 1996 and the operating losses incurred in 1996 and 1995, the Company believes the value of its intangible assets have been impaired. Accordingly, the Company has taken a write-down for the net book value of the intangible assets at December 31, 1996.

11.   INCOME TAXES

         The Company files a consolidated Federal income tax return. Due to its net loss position, the Company recorded no provision for income taxes in 1996 and 1995.

         The Federal net operating loss carryforward ("NOL") at December 31, 1996 is approximately $6,200,000. The Company had an ownership change in 1990 as defined by the Internal Revenue Code Section 382. The Company has, to date, not been able to utilize approximately $670,000 of the pre-ownership change NOL subject to annual limitations. The NOL of approximately $5,536,000 generated after the ownership change is not subject to any annual limitation. The NOL carryforwards expire between 2003 and 2011.

         As of December 31, 1996, state NOL carryforwards totaled approximately $4,900,000 and are also subject to various Section 382 limitations.

         The components of the net deferred tax assets under SFAS 109 consist of the following at December 31, 1996 and 1995:

                                                1996               1995
                                                ----               ----
         Federal net operating loss         $ 2,110,174        $ 1,712,174
         State net operating loss               216,826            134,583
         Other                                  394,127            128,677
                                            -----------        -----------

         Total deferred tax assets          $ 2,721,127        $ 1,975,434
         Less: valuation allowance           (2,721,127)        (1,975,434)
                                            -----------        -----------

         Net deferred tax assets            $         0        $         0
                                            -----------        -----------

         These net deferred tax assets are subject to a valuation allowance, as the realization of the deferred tax asset is uncertain, given the Company's current financial condition. The Company has established a valuation allowance equal to the deferred tax asset.

12.   COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company has executed operating leases for manufacturing and or office space related to each of its three locations. Future minimum lease payments under non-cancelable operating leases at December 31, 1996 are as follows:

                    Year
                  Ending                                        Amount
                  ------                                        ------
                  1997                                        $ 241,403
                  1998                                           223,210
                  1999                                           198,294
                  2000                                           142,844
                  2001                                                 0
                                                              ----------
                                    Total                      $ 805,751
                                                              ----------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

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

------------------------------- --------------------------------------------------------------- --------------------
                                Position with the Company; Principal Occupation
Name, Age                       for past five years; Other directorships                           Director Since
------------------------------- --------------------------------------------------------------- --------------------
Joseph A. Arena                 Chief Executive Officer (1993-1994, 1996-present); Chairman         1993-94, 96
49                              of the Board of Directors (1993-1994); Director of Finance
                                (1991-1993); Chief Operating Officer and Chief Financial
                                Officer, Quantum Solutions, Inc., Austin, Texas, (1994-1996)
                                (training and education)
------------------------------- --------------------------------------------------------------- --------------------
Thomas P. Dickerson             Chairman of the Board of Directors (1996-present); General             1990
47                              Partner, Tullis-Dickerson Partners, the general partner of
                                Tullis-Dickerson Capital Focus, L.P. (1986-present) (venture capital); President, Tullis-Dickerson & Co., Inc. (health
                                care investment firm) (1990-present)
------------------------------- --------------------------------------------------------------- --------------------
James L.L. Tullis               General Partner, Tullis-Dickerson Partners, the general                1990
50                              partner of Tullis-Dickerson Capital Focus, L.P.
                                (1986-present) (venture capital); Chairman of the Board and
                                Chief Executive Officer, Tullis-Dickerson & Co., Inc. (health care investment firm) (1990-present); Director, Acme -
                                United, Inc.; Director, Physician Sales & Service, Inc.
------------------------------- --------------------------------------------------------------- --------------------




                                General Partner, Tullis-Dickerson Partners, the general
Joan P. Neuscheler              partner of Tullis-Dickerson Capital Focus, L.P.                        1993
38                              (1992-present) (venture capital); Chief Financial Officer,
                                Tullis-Dickerson & Co., Inc. (health care investment firm)
                                (1989-present); Director, QuadraMed, Inc.
------------------------------- --------------------------------------------------------------- --------------------

Timothy Buono                   Senior Vice President, Health Partners, Inc. (1996-present);           1997
41                              Vice President - Development, Health Partners, Inc.
                                (1994-1996); Director - Business Development - Occupational
                                Health Resources (1993); Associate, Tullis-Dickerson & Co.,
                                Inc. (1990-1993)
------------------------------- --------------------------------------------------------------- --------------------


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

Summary Compensation Table


                                                                     ---------------------------------
                                                                          Long Term Compensation
                               ------------------------------------- ---------------------------------
                                         Annual Compensation                 Awards           Payouts
                               ------------------------------------- ------------------------ -------- --------------
                                                          Other      Restricted   Securities                All
                                                         Annual         Stock     Under-lying  LTIP        Other
      Name and        Fiscal    Salary      Bonus     Compensation    Award(s)     Options/   Payouts  Compen-sation
 Principal Position    Year       ($)        ($)           ($)         ($) (3)       SARs       ($)         ($)
                                                                                     (#)
--------------------- -------- ---------- ----------- -------------- ------------ ----------- -------- --------------
Joseph A. Arena,      1996     78,151     0           0              0            340,000     0        0
Chief Executive       1995     0          0           0              0            0           0        0
Officer               1994     0          0           0              0            0           0        0
--------------------- -------- ---------- ----------- -------------- ------------ ----------- -------- --------------
Wayne Upham Smith,    1996     18,269     28,334 (1)  0              0            0           0        8,333 (2)
Former Chief          1995     87,212     14,166 (1)  0              0            55,000      0        0
Executive Officer     1994     34,327     0           0              0            0           0        0
--------------------- -------- ---------- ----------- -------------- ------------ ----------- -------- --------------

(1) A bonus in the amount of $42,500 was awarded in 1995, of which $14,166 was paid in 1995 and $28,334 was paid in 1996.

(2) Paid as part of a severance package upon the termination of Mr. Smith's employment with the Company on April 11, 1996.

Stock Options

          The following table shows stock options granted to the Named Executive Officers during fiscal 1996.

                      Option Grants in Last Fiscal Year (1)


                                               Percent of Total
                                               Options Granted to
                                               Employees in
Name                   Options Granted (#)     Fiscal Year          Exercise Price ($/sh)   Expiration Date
----                   -------------------     ------------------   ---------------------   ---------------
Joseph A. Arena        15,000                  1.6%                 $.25                    May 1, 2006
                       75,000                  8.2%                 (2)                     May 1, 2006
                       250,000                 27.4%                $.75                    May 1, 2006

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

                 Aggregate Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values


                                                                   Number of Unexercised      Value of Unexercised
                          Shares Acquired                          Options at Fiscal          in-the-money Options
Name                      on Exercise (#)    Value Realized ($)    Year-End (#)               at Fiscal Year-End ($)
----                      ---------------    ------------------    -------------------------  -------------------------
                                                                   Exercisable/Unexercisable  Exercisable/Unexercisable
                                                                   -------------------------- -----------------------
Joseph A. Arena           -0-                -0-                   90,000/250,000             11,250/62,500 (1)

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding those persons known by management to hold beneficially at least 5% of the outstanding shares of Common Stock.

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

NAME OF                                   AMOUNT AND NATURE
BENEFICIAL OWNER                       OF BENEFICIAL OWNERSHIP        PERCENTAGE
----------------                       -----------------------        ----------
Joseph A. Arena                             172,500   (a)                4.2%
Thomas P. Dickerson                         3,730,395 (b)               81.7%
James L.L. Tullis                           3,730,395 (b)               81.7%
Joan P. Neuscheler                          3,730,395 (b)               81.7%
Timothy Buono                                    -0-                       0%
Wayne Upham Smith                                -0-                       0%
All executive officers
and directors as a group (7 persons)        3,969,561 (c)               83.6%

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

            (a) The Exhibits filed herewith are listed on accompanying Index to Exhibits.

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

                                      AMERICAN CONSOLIDATED LABORATORIES, INC.

Date:  April 30, 1997                 By:    /s/ Joseph A. Arena
                                             Joseph A. Arena
                                             Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                  Date

/s/ Joseph A. Arena        Chief Executive Officer                April 30, 1997
---------------------------
Joseph A. Arena

/s/ Thomas P. Dickerson    Chairman of the Board                  April 30, 1997
---------------------------
Thomas P. Dickerson

/s/ Kenneth C. Kirkham     Chief Financial Officer                April 30, 1997
Kenneth C. Kirkham         (Principal Accounting Officer)

/s/ James L.L. Tullis      Director                               April 30, 1997
---------------------------
James L.L. Tullis

/s/ Joan P. Neuscheler     Director                               April 30, 1997
---------------------------
Joan P. Neuscheler

/s/ Timothy M. Buono       Director                               April 30, 1997
---------------------------
Timothy M. Buono

ITEM 13 (a) INDEX TO EXHIBITS

Exhibit
Number            Description                        Incorporated by reference
--------------------------------------------------------------------------------------------
4.1      Term Note between Registrant         Exhibit 10.2 to quarterly Report on Form
         10-Q for and TDCFLP, September 16,   quarter ended September 30, 1991
         1991

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