Form 10QSB
period 1997-09-30
AMERICAN CONSOLIDATED LABORATORIES INC
filed 1997-11-14
CIK 823187

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Quarterly Period Ended September 30, 1997
      -------------------------------------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from _______________ to _______________

                        Commission file number 000-18448

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          FLORIDA                                             59-2624130
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

             1640 NORTH MARKET DRIVE, RALEIGH, NORTH CAROLINA 27609
            --------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (919) 872-0744
                           ---------------------------
                            Issuer's telephone number

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

The number of shares outstanding of the registrants Common Stock, par value $0.05 per share, at October 31, 1997 was 7,952,687 shares.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         PART 1 - FINANCIAL INFORMATION

       ITEM 1 FINANCIAL STATEMENTS FOR THE PERIOD ENDED SEPTEMBER 30, 1997
                                   (unaudited)

                         (Begins on the following page)

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                          SEPTEMBER
                                                           30, 1997    DECEMBER
                                                         (UNAUDITED)   31, 1996
                                                          ----------  ----------

CURRENT ASSETS:
   Cash                                                   $  141,318  $       --
   Accounts receivable, less allowance
         for doubtful accounts (note 2)                      239,951     644,157
    Inventories, at lower of cost (first in,
         first out) or market (note 3)                       250,847     708,152
    Other current assets                                      30,074     115,408
                                                          ----------  ----------

           Total current assets                              662,190   1,467,717
                                                          ----------  ----------

PROPERTY AND EQUIPMENT AT COST:
     Laboratory equipment                                  1,035,877     871,167
     Office and computer equipment                           216,990     216,990
     Leasehold improvements                                   56,024      56,024
     Assets being held for disposition (note 4)                   --     255,000
                                                          ----------  ----------

           Total property and equipment                    1,308,891   1,399,181

     Less accumulated depreciation                           963,111     915,942
                                                          ----------  ----------

           Property plant and equipment, net                 345,780     483,239
                                                          ----------  ----------

TOTAL ASSETS                                              $1,007,970  $1,950,956
                                                          ==========  ==========


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                         SEPTEMBER
                                                          30, 1997      DECEMBER
                                                         (UNAUDITED)    31, 1996
                                                        ------------   -----------
CURRENT LIABILITIES:
   Accounts payable                                     $    924,649   $ 1,433,469
   Accrued expenses                                          503,254       742,766
   Current maturities of long-term debt                      109,322     2,012,733
   Revolving credit line                                           0       390,591
                                                        ------------   -----------

      Total current liabilities                            1,537,225     4,579,559
                                                        ------------   -----------

LONG - TERM DEBT (note 5):                                 2,685,224       395,171

DEFERRED RENT                                                 46,386        52,597

COMMITMENTS AND CONTINGENCIES (note 1)

STOCKHOLDERS' DEFICIT (note 1)
 Preferred Stock, $1.00 stated value, 10% dividend
  payable in kind, 5,000,000 shares authorized;
  4,897,429 issued at September 30, 1997                   4,897,429            --
 Common stock, $.05 par value, 20,000,000
  shares authorized; 8,470,488 issued and
  7,850,488 shares outstanding at Sept. 30, 1997,
  and 4,621,623 issued and 4,005,623 shares
  outstanding at December 31, 1996                           423,524       231,082
 Capital in excess of par                                  9,839,887     6,220,273
 Unallocated purchase price in excess of cost (note 8)    (7,477,773)           --
 Treasury Stock                                             (335,000)     (328,000)
 Deficit                                                 (10,608,937)   (9,199,726)
                                                        ------------   -----------

      Total stockholders' deficit                         (3,260,865)   (3,076,371)
                                                        ------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $  1,007,970   $ 1,950,956
                                                        ============   ===========


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,                SEPTEMBER 30,
                                      --------------------------   --------------------------
                                           1997          1996           1997          1996
                                      --------------------------   --------------------------
NET SALES                             $    974,425   $ 1,085,704   $  2,736,413   $ 3,532,444

COST OF SALES                              628,795       572,362      1,661,241     1,791,435
                                      ------------   -----------   ------------   -----------

  Gross profit                             345,630       513,342      1,075,172     1,741,009
                                      ------------   -----------   ------------   -----------

OPERATING COSTS AND EXPENSES:
 Selling expenses                          169,175       129,650        340,189       375,814
 Marketing expenses                         48,289        40,109        223,281        81,368
 Research and development                   31,314        12,201         38,828        37,159
 General and administrative expenses       434,119       684,925      1,285,272     2,072,784
 Integration costs (note 6)                153,000            --        153,000            --
                                      ------------   -----------   ------------   -----------

  Total operating costs and expenses       835,897       866,883      2,040,570     2,567,123
                                      ------------   -----------   ------------   -----------

  Operating loss                          (490,267)     (353,542)      (965,398)     (826,115)

OTHER INCOME (EXPENSES):
 Interest expense                          (94,199)     (125,255)      (466,455)     (269,038)
 Other income                               23,293        11,847        130,613        37,384
                                      ------------   -----------   ------------   -----------

Loss before non-reoccurring costs         (561,173)     (466,950)    (1,301,240)   (1,057,769)

Income (loss) from discontinued
 operations (note 7)                            --         8,296       (107,971)       12,233
                                      ------------   -----------   ------------   -----------

Loss before income taxes                  (561,173)     (458,655)    (1,409,211)   (1,045,537)

INCOME TAXES                                    --            --             --            --
                                      ------------   -----------   ------------   -----------

NET LOSS                              $   (561,173)  $  (458,655)  $ (1,409,211)  $(1,045,537)
                                      ============   ===========   ============   ===========

Deficit at beginning of period         (10,047,764)   (6,401,837)    (9,199,726)   (5,814,955)
                                      ------------   -----------   ------------   -----------

Deficit at end of period              $(10,608,937)  $(6,860,492)  $(10,608,937)  $(6,860,492)
                                      ============   ===========   ============   ===========

Net loss per common share -
 primary (note 9)                     ($      0.09)  ($     0.11)  ($      0.23)  ($     0.25)
                                      ============   ===========   ============   ===========

Weighted average shares
 outstanding - primary                   6,128,120     4,233,663      6,128,120     4,233,663
                                      ============   ===========   ============   ===========


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                  Nine Months Ended September 30, 1997 and 1996

                                                    1997          1996
                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $(1,409,211)  $(1,045,537)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation                                       47,169       132,440
  Amortization of intangibles                            --       197,244
  Discount amortization                             128,666            --
  Unpaid interest converted to equity                50,643            --
  Receipt of shares issued as collateral                 --       225,000
  Prior period adjustments to equity                     --      (126,579)
  Gain on sale of Lincoln facility                   75,313            --
  (Increase) decrease in accounts receivable        404,206      (116,200)
  Decrease in inventories                           457,305       317,950
  (Increase) decrease in other current assets        85,334      (140,957)
  Decrease in accounts payable                     (508,820)     (418,415)
  (Decrease) increase in accrued expenses          (239,512)      151,618
  Decrease in deferred rent                          (6,211)       (4,170)
                                                -----------   -----------

Net cash used in operating activities              (915,118)     (827,606)
                                                -----------   -----------

Cash flows from investing activities:
  Additions to property and equipment               (29,403)      (19,489)
  Disposal of Lincoln land and
   building -net book value                         179,687            --
                                                -----------   -----------

Net cash from (used) in investing activities        150,284       (19,489)
                                                -----------   -----------

Cash flows from financing activities:
  Proceeds from borrowings                        1,666,440     1,607,606
  Principal payments on debt and repayment
   of revolving line of credit                     (745,232)     (518,139)
  Principal payments under capital leases                --       (34,563)
  Purchase of treasury stock                             --      (307,000)
  Issuance of common stock                            1,778            --
                                                -----------   -----------

Net cash provided by financing activities           922,986       747,904
                                                -----------   -----------


Net increase (decrease) in cash                     158,152       (99,191)

Cash at beginning of period                         (16,834)       37,772
                                                -----------   -----------

Cash at end of period                           $   141,318   $   (61,419)
                                                ===========   ===========


See notes to consolidated financial statements

                    AMERICAN CONSOLIDATED LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

             As of and for the Nine Months Ended September 30, 1997

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

The Company is pursuing a consolidation strategy (acquire competitors) within the rigid gas permeable ("RGP") industry. In addition, as part of the NovaVision acquisition the Company also obtained several patents. The first, for a new generation NovaVision Product called Nova III, which the Company is optimistic will provide distinct clinical advantages to the wearers. The second, for a collagen technology, from which the Company envisions developing a family of proprietary ophthalmic products. The Company is now in a position to pursue a dual strategy of executing a consolidation within the RGP industry while simultaneously developing technology.

      Management is working to achieve positive cash flow from operations by reviewing and adjusting sales prices to provide acceptable profit margins, rescheduling its current obligations, attracting additional funding, and significantly cutting costs. Management has received an incremental $850,000 funding commitment from Sirrom Capital. The Company started receiving funds under the new agreement in October 1997. It is currently anticipated this funding will allow the Company to meet its obligations into the first quarter of 1998. Should the Company not secure additional funding before this incremental commitment from Sirrom is exhausted the Company will not be able to meet its current obligation as they come due.

      Basis of presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, NovaVision, Inc.("NovaVision"), Salvatori Ophthalmic Manufacturing Corporation ("SOMC"), S-O Nebraska, Inc. ("Lincoln"), and Carolina Contact Lens, Inc. ("CCL"). Certain prior period balances have been reclassified to conform to the current period presentation.

2. Accounts receivable

      Accounts receivable consist of the following at September 30, 1997 and December 31, 1996:

                                                    1997                 1996
                                                    ----                 ----
Trade receivables                                 $551,649             $976,693
Less allowances:
        Doubtful accounts                          156,461              156,780
        Sales returns                              155,237              175,756
                                                  --------             --------
Net receivables                                   $239,951             $644,157
                                                  --------             --------

3. Inventories

      Inventories consist of the following at September 30, 1997 and December 31, 1996:

                                                    1997                 1996
                                                    ----                 ----

Raw materials                                     $197,740             $171,738
Work in process                                     13,616               21,562
Finished goods                                      39,491              514,852
                                                  --------             --------

        Total                                     $250,847             $708,152
                                                  --------             --------

4. Assets held for disposition

      The assets held for disposition represent the Company's Lincoln facility (land & building). These assets were sold in April for $250,000, which exceeded the net book value and resulted in a gain of $75,313, which is included in other income in the income statement.

5. Long-term debt

      The Sirrom Capital debt incurred concurrently with the May 7, 1997 transaction, of $1,575,000 is a five year interest only note with interest payable monthly at 13.5%.

6. Facility integration costs

      In August 1997, the Company began consolidating all manufacturing into the Sarasota location. The facility integration costs of $153,000 represents the cost of closing the manufacturing facility in Raleigh and the transferring of production to the Sarasota location. This covers the cost of severance, settling various contractual arrangements, and the relocation of the equipment.

7. Loss from discontinued operations

      In May 1997, the Company, in order to reduce operating losses, decided to discontinue the distribution of commodity soft lenses produced by the major manufacturers, Bausch & Lomb, Wesley-Jessen, Ciba-Geigy and Johnson & Johnson. The profit margins had declined to a point where the Company could no longer distribute these products at acceptable profit margins. This has been reflected as a discontinued operation in accordance with APB #30.

      The assets of this business segment were separate from the assets used in the manufacture of RGP and specialty soft lenses. The customer base buying the distributed product was completely different and distinct from the manufactured lens customer base. The revenue and expenses associated with this segment of the business had been accounted for separately in order to properly monitor and effectively manage the distribution business. The distribution segment was a high volume, low margin segment in contrast to the manufactured segment, which is a specialty product characterized by lower volume and higher margins.

8. Nova acquisition

      On May 7, 1997, the Company acquired NovaVision. The unallocated purchase price in excess of the cost, from the acquisition has been reflected in the equity section of the balance sheet. The unallocated purchase price of $7,477,778 represents the net of the assets acquired of $311,872 (cash, receivables, inventory and fixed assets) less the liabilities acquired of $823,557 (trade payables, accrued liabilities and long-term debt) and the issuance of the Preferred Stock issued at the stated value of $1.00 per share and the Common Stock issued at the market value on May 7, 1997 of $1.00, as quoted by the National Quotation Bureau, LLC.

      A valuation of the acquisition is underway. Due to the complexity of the transaction and the weak financial condition of both companies prior to acquisition, the valuation is not yet complete. Once complete, any adjustments, if necessary, will be made.

9. Loss per share

      Loss per share was computed based upon the weighted average number of shares outstanding during the period. Loss per share is presented on a primary basis only, since on a fully diluted basis it would be anti-dilutive.

10. Subsequent event

      In October the Company closed on an additional $850,000 in senior secured debt facility from Sirrom Capital. The debt has a five-year term with interest only, on the outstanding balance, payable monthly at 13.5%. As of November 11, 1997 the Company had drawn-down $295,000 under this arrangement. It is currently anticipated this funding will allow the Company to meet its obligations into the first quarter of 1998. Should the Company not secure additional funding before this incremental commitment from Sirrom is exhausted the Company will not be able to meet its current obligation as they come due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management's discussion of the results of operations for the three and nine month periods ended September 30, 1997 and 1996 refer to the Company's continuing operations as presented in the consolidated financial statements. The 1996 information has been restated to reflect the presentation of the discontinued operations.

Results of Operations - Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

      Net sales for the three months ended September 30, 1997 totaled $974,425, a decrease of $111,279 or 10.2% from the comparable period in 1996. The decrease is primarily due to two factors; the first is the loss of a specialty manufactured soft lens customer which accounts for approximately $37,000 of the decline; the second is the loss of certain local Lincoln customers that had done business with the Lincoln facility prior to it being integrated into the Raleigh and Sarasota facilities, which accounts for approximately $74,000 of the decline.

      The gross profit was $345,630 or 35.5% of net sales for the quarter ended September 30, 1997 compared to $513,342 or 47.6% for the comparable period in 1996. The decline in the gross margin percentage is the result of; 1) the loss of the higher margin soft lens customer mentioned above; 2) the loss of the higher margin Lincoln facility specialty lens business, and 3) the additional precautionary labor incurred to ensure a smooth integration of the Raleigh manufacturing into the Sarasota facility.

      Total operating expenses of $835,897 for the quarter ended September 30, 1997 were $30,986 or 3.6% lower than the $866,883 for the quarter ended September 30, 1996. The improvement is the result of cost cutting measures taken in the fourth quarter of 1996. On October 1, 1996, there was a 13% reduction in work force, and on November 15, 1996, the Lincoln, Nebraska manufacturing facility, was consolidated into the Sarasota and Raleigh facilities. The results of these two actions were partially offset by the absorption of the expense associated with the NovaVision acquisition and the hiring of three senior level executives.

      The Company incurred an operating loss of $490,267 for the three months ended September 30, 1997 compared to an operating loss of $353,542 for the three months ended September 30, 1996. The increase in the loss was due to the lower gross profit margin in 1997, partially offset by the reduction in operating expenses in 1997.

      Interest expense for the three months ended September 30, 1997 totaled $94,119, compared to $125,255 for the comparable period in the prior year. This decrease is due to the restructuring of the Company's debt as part of the NovaVision acquisition at a rate of 13.5% compared to the previous rates on the long-term debt and on the revolving credit line of over 20%.

Results of Operations - Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

      Net sales for the nine months ended September 30, 1997 totaled $2,736,413, a decrease of $796,031, from the comparable period in 1996. The decrease is due to two factors; the first is the loss of a specialty manufactured soft lens customer, which accounts for approximately $460,000, of the decline; the second is the loss of certain local Lincoln customers that had done business with the Lincoln facility prior to it being integrated into the Raleigh and Sarasota facilities which accounts for approximately $166,000 of the decline.

      The gross profit for the nine months ended September 30, 1997 was $1,075,172 or 39.3% of net sales, compared to $1,741,009 or 49.3% of net sales for the nine months ended September 30, 1996. The decline in the gross margin percentage is the result of; 1) the loss of the higher margin soft lens customer mentioned above; 2) the loss of the higher margin Lincoln facility specialty lens business, and 3) the additional precautionary labor incurred to ensure a smooth integration of the Raleigh manufacturing into the Sarasota facility.

      Total operating costs for the nine months ended September 30, 1997 decreased $526,553, or 20.5% to $2,040,570. The improvement is the result of cost cutting measures taken in the fourth quarter of 1996. On October 1, 1996 there was a 13% reduction in work force, and on November 15, 1996, the Lincoln, Nebraska manufacturing facility was consolidated into the Raleigh and Sarasota facilities. The results of these two actions were partially offset by the absorption of the expense associated with the NovaVision acquisition and the hiring of three senior level executives.

      Interest expense for the nine months ended September 30, 1997 totaled $466,455 compared to $269,038 for the same period in 1996. This increase is due to the increased borrowings incurred to support the prior losses, the higher interest rate in the first half of 1997 on the revolving credit line as compared to the first half of 1996, current operations, and the impact of the amortization of the discount associated with warrants issued in 1996. The amortization of the discounts ended on March 31, 1997 and May 7, 1997.

Financial Condition

      Cash used in operating activities during the first nine-months of 1997 totaled $915,118 compared to $827,606 in the comparable period in 1996. For the first nine-months of 1997, cash increased $158,152. For the September 30, 1996 period, cash increased to $141,318.

      The Company stopped inventorying and distributing commodity disposable and non-disposable lenses manufactured by the major vendors on May 15, 1997. The Company has not realized any revenues from these products subsequent to May 15, 1997. All inventory on hand at May 15, 1997 has been returned to the respective vendors for credit as of September 30, 1997. The reduction in accounts receivable and inventory from December 31, 1996 to September 30, 1997 reflect the impact of exiting the commodity distribution business.

      The working capital deficit at September 30, 1997 was $875,035, which showed a significant improvement compared to a working capital deficit of $3,111,842 at December 31, 1996. The improvement is primarily the result of the conversion of $2,088,273 in debt and interest into the Company's Series A Redeemable Preferred Stock and the repayment of the revolving credit line

      Management is working to achieve positive cash flow from operations by reviewing and adjusting sales prices to provide acceptable profit margins, rescheduling its current obligations and significantly cutting costs. In addition, on May 15, 1997 the Company decided for strategic reasons to discontinue the distribution of commodity soft lenses produced by the major manufacturers, Bausch & Lomb, Wesley-Jessen, Ciba-Geigy and Johnson & Johnson. The profit margins had declined to a point the Company could no longer distribute these products at acceptable profit margins.

      On May 7, 1997, the Company consummated the acquisition of NovaVision, Inc. ("NovaVision") for stock through a subsidiary merger. An aggregate of 3,561,906 shares of the Company's common stock and a total of 4,897,429 shares of the Company's Series A Redeemable Preferred Stock ("Preferred Stock") were issued in the transaction. Of the 4,897,429 Preferred Shares, 2,088,273 were issued to Tullis-Dickerson Capital Focus Limited Partnership ("Tullis-Dickerson") in exchange for the conversion of $2,088,273 in debt and accrued interest, the remaining 2,809,156 Preferred Shares were issued to existing NovaVision Preferred Series A stockholders. In connection with this transaction, the Company entered into a loan agreement with Sirrom Investments, Inc. ("Sirrom"), pursuant to which the Company borrowed $1,575,000. A portion of the proceeds from this financing was used to completely repay the Company's debt to Fidelity Funding. The remainder of the funds will be used for general corporate purposes. The acquisition of NovaVision and the Sirrom loan enabled the Company to meet its current obligations as it works toward achieving positive cash flow.

The acquisition of NovaVision reaffirms the Company's intention to execute a consolidation strategy within the rigid gas permeable ("RGP") industry. In addition, as part of the NovaVision acquisition, the Company obtained several patents. The first, for a new generation NovaVision Product called Nova III, which the Company believes will provide distinct clinical advantages to the wearers. The second, for a collagen technology, from which the Company envisions developing a family of proprietary ophthalmic products. The Company may now be in a position to pursue a dual strategy of executing a consolidation strategy within the RGP industry while simultaneously developing technology.

      Certain matters discussed in this report may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ from those discussed. Any forward-looking statements contained in this document reflect management's current intentions and expectations. However, management makes no representations or assurances that these intentions or expectations will be realized. Should the Company not secure additional funding before the incremental funding commitment from Sirrom is exhausted the Company will not be able to meet its current obligation as they come due.

                                     PART II

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

      (a) The exhibits to this Form 10-QSB are listed on the accompanying Index to Exhibits.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                       American Consolidated Laboratories, Inc.

Date: 11/13/97                         By: /s/ Joseph A. Arena
     ------------------------------       --------------------------------------
                                          Joseph A. Arena
                                          Chief Executive Officer

Date: 11/13/97                         By: /s/ Kenneth C. Kirkham
     ------------------------------       --------------------------------------
                                          Kenneth C. Kirkham
                                          Chief Financial Officer

ITEM 6 (a) INDEX TO EXHIBITS

Exhibit
Number         Description                  Incorporated by reference
--------------------------------------------------------------------------------

2.      Agreement and Plan of              Exhibit 2 to Report on Form 8-K dated
        Merger by and among                May 7, 1997
        NovaVision, Inc., Bart
        Gutekunst, the Registrant and
        NV Acquisition, Inc. dated
        May 7, 1997

3.1     Articles of Incorporation and      Exhibit 3.1 to quarterly Report on
        subsequent amendments of           Form 10-Q for quarter ended March 31,
        registrant                         1997

3.2     Articles of Merger of              Exhibit 3 (a)(2) to Report on Form
        NovaVision, Inc. into NV 1997      8-K dated May 7,
        Acquisition, Inc. dated May
        8, 1997

3.3     Bylaws of the registrant           Exhibit 10.2 to quarterly Report on
                                           Form 10-Q for quarter ended March 31,
                                           1997

4.1     Term Note between Registrant       Exhibit 10.2 to quarterly Report on
        and TDCFLP, September 16,          Form 10-Q for quarter ended September
        1991                               30, 1991

4.2     Secured Convertible Term           Exhibit 6 to Current Report on Form
        Promissory Note between            8-K, dated December 29, 1994
        Registrant and TDCFLP
        December 15, 1994; and Stock
        Purchase and Term Loan
        Agreement between Registrant
        and TDCFLP, dated August 15,
        1994

4.3     Secured Convertible Term           Exhibit 10.11 to Form 10-KSB for the
        Promissory Note dated as of        year ended December 31, 1995
        December 14, 1994, (as
        amended and restated as of
        June 15, 1995) between
        the Company and TDCFLP
        and amendment of
        Promissory Note dated February
        15, 1996

4.4     Amended and Restated               Exhibit 10.11 to Form 10-KSB for the
        Convertible Promissory             year ended December 31, 1995
        Note dated February 15,
        1996 from the Company to
        TDCFLP and related
        Warrants

4.5     Loan and Security agreement        Exhibit 4.5 to form 10-KSB for the
        between Carolina Contact Lens,     year ended December 31, 1996.
        Inc. and Fidelity Funding of
        California, dated as of June 25,
        1996

4.6     Loan and Security agreement        Exhibit 4.6 to form 10-KSB for the
        between Salvatori Ophthalmic       year ended December 31, 1996.
        Manufacturing Corporation and
        Fidelity Funding of California,
        Inc. dated as of June 25,
        1996

4.7     Warrant for Purchase of            Exhibit 4.7 to form 10-KSB for the
        securities of American             year ended December 31, 1996.
        Consolidated Laboratories,
        Inc. issued to Fidelity Funding
        of California, Inc. in
        conjunction with the Loan in
        Exhibits 10.9 and 10.10 for
        150,000 shares

4.8     Warrant for Purchase of             Exhibit 4.8 to form 10-KSB for the
        securities of American              year ended December 31, 1996.
        Consolidated Laboratories,
        Inc. issued to TDCFLP
        in conjunction with Loan
        advances in 1996 for
        550,000 shares

4.9     Financing Agreement between         Exhibit 10.1 to Quarterly Report on
        the Company, S-O Nebraska,          Form 10-Q for the quarter ended
        Inc. and TDCFLP, dated              Form 10-Q for the
        September 13, 1991

4.10    Loan Agreement dated as of          Exhibit 4(a) to the Report on Form
        May 7, 1997 by and between          8-K dated May 7, 1997
        The Registrant and Sirrom
        Investments, Inc.

4.11    Joint and Several                   Exhibit 4(b) to the Report on Form
        Unconditional Continuing            8-K dated May 7, 1997
        Guaranty dated as of May 7,
        1997 of Loan Agreement
        dated as of May, 1997 by the
        Registrant, NovaVision, Inc.
        Biopolymer Corporation,
        Salvatori Ophthalmic
        Manufacturing Corporation,
        S-O Nebraska, Inc., Wolcon
        Labs, Inc. and Carolina
        Contact Lens, Inc.

4.12    Promissory Note dated May           Exhibit 4(c) to the Report on Form
        7, 1997 by and between the          8-K dated May 7, 1997
        Registrant and  Sirrom
        Investments, Inc.

4.13    Intercreditor Agreement             Exhibit 4(d) to the Report on Form
        dated May 7, 1997, among            8-K dated May 7, 1997
        the Registrant, Tullis-
        Dickerson Capital Focus,
        L.P., NovaVision, Inc.
        Biopolymer Corporation,
        Salvatori Ophthalmic
        Manufacturing Corporation,
        S-O Nebraska, Inc., Wolcon
        Labs, Inc. and Carolina
        Contact Lens, Inc.

4.14    Security Agreement dated as of      Exhibit 4(e) to the Report on Form
        May 7, 1997, by and between 1997    8-K dated May 7,
        the Registrant, NovaVision, Inc.
        Biopolymer Corporation,
        Salvatori Ophthalmic
        Manufacturing Corporation,
        S-O Nebraska, Inc., Wolcon
        Labs, Inc. and Carolina
        Contact Lens, Inc.
        (collectively, the "Grantors")
        and Sirrom Investments, Inc.,
        as agent pursuant to that certain
        Intercreditor Agreement of even
        Date herewith by and between
        Tullis-Dickerson Capital Focus,
        L.P., Sirrom Investments, Inc.
        And the Grantors.

4.15    Trademark and Patent Security       Exhibit 4(f) to the Report on Form
        Agreement dated as of May 7,1997    8-K dated May 7,
        1997 by and between the
        Registrant and Sirrom
        Investments, Inc. as agent
        pursuant to that certain
        Intercreditor Agreement of
        even date herewith by and
        between Tullis-Dickerson
        Capital Focus L.P., Sirrom
        Investments, Inc. and the
        Grantors.

4.16    Stock Pledge Agreement              Exhibit 4(g) to the Report on Form
        dated as of May 7, 1997, by 1997    8-K dated May 7,
        and between the Registrant,
        and Sirrom Investments, Inc.
        as Agent pursuant to that
        certain Intercreditor
        Agreement of even date
        Herewith by and between
        Tullis-Dickerson Capital
        Focus, L.P., Sirrom and
        The Grantors.

4.17    Stock Purchase Warrant              Exhibit 4(g) to the Report on Form
        dated as of May 7, 1997,            8-K dated May 7, 1997
        issued by the Registrant
        to Sirrom Investments, Inc.

10.1    1994 Incentive and Non-             Exhibit 4.1 to Form 10-KSB for the
        Statutory Stock Option Plan         Fiscal year ended December 31, 1994

27      Financial Data Schedule